Form 10-Q
period 1995-03-31
LANCER CORP /TX/
filed 1995-05-15
CIK 768162

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                          FORM 10-Q
      Quarterly report pursuant to section 13 or 15 (d)
           of the Securities Exchange Act of 1934

For the quarter ended March 31, 1995       Commission file number 0-13875


                     LANCER CORPORATION
   (Exact name of registrant as specified in its charter)


     Texas                                        74-1591073
     (State or other jurisdiction of              (IRS employer
     incorporation or organization)               identification no.)

     235 West Turbo, San Antonio, Texas           78216
     (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code:  (210) 344-3071

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


YES X        NO


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                                  Shares outstanding as of
         Title                           May 8, 1995

Common stock, par value                   2,574,604
$.01 per share

               Part I - Financial Information

Item 1 - Financial Statements


             LANCER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                     March 31,       December 31,
                                        1995             1994
                                     (Unaudited)

Assets
Current assets:
     Cash                          $  1,633,021    $  2,102,390
     Receivables:
        Trade accounts and notes     12,748,174       9,152,033
     Refundable income taxes              -             342,981
         Other                          428,569         455,811
                                     13,176,743       9,950,825
        Less allowance for
        doubtful accounts                85,000          85,000
            Net receivables          13,091,743       9,865,825
     Inventories                     18,493,235      20,318,073
     Prepaid expenses                   184,731          54,827
            Total current assets     33,402,730      32,341,115
Property, plant and
equipment, at cost:
     Machinery and equipment         12,167,763      12,093,915
     Tools and dies                   5,235,387       5,189,667
     Leaseholds, office equipment
     and vehicles                     4,169,940       3,830,330
     Buildings                        7,497,658       6,522,429
     Land                               916,843         656,740
                                     29,987,591      28,293,081

Less accumulated depreciation
and amortization                     15,425,396      15,051,379

Net property, plant and
equipment                            14,562,195      13,241,702
Long-term receivables                   590,251         538,312

Deferred charges and other
assets, at cost, less
applicable amortization                 543,418        775,075
                                  $  49,098,594  $  46,896,204


See accompanying notes to consolidated financial statements.

               Part I - Financial Information


Item 1 - Financial Statements


             LANCER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS (continued)

                                     March 31,        December 31,
                                        1995             1994
                                     (Unaudited)

Liabilities and Shareholders'
Equity
Current Liabilities:
     Accounts payable              $  4,867,489   $   4,899,550
     Current installments of
     long-term debt                   2,254,123       1,408,663
     Line of credit with bank         6,500,000       6,000,000
     Accrued expenses and other
     liabilities                      2,542,790       2,655,113
     Income taxes payable               365,129          -
          Total current liabilities  16,529,531      14,963,326

Other long-term liability               580,000         520,000
Deferred income taxes                   970,586       1,096,961
Long-term debt, excluding current
installments                          3,130,558       3,397,174

          Total liabilities          21,210,675      19,977,461

Shareholders' equity:
     Preferred Stock:
Without par value:  5,000,000            -               -
shares authorized, none issued
     Common stock:
$.01 par value; 10,000,000 shares
authorized issued and outstanding:
2,574,604 in 1995 and 1994               25,746          25,746
     Additional paid-in capital       9,810,607       9,810,607
     Retained earnings               18,051,566      17,082,390
     Total shareholders' equity      27,887,919      26,918,743
                                     49,098,594      46,896,204


See accompanying notes to consolidated financial statements.

               Part I - Financial Information

Item 1 - Financial Statements


             LANCER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)


                                        Three Months Ended
                                       March 31,        March 31,
                                         1995             1994

Net sales                           $ 20,341,217     $  16,154,632
Cost of sales                         16,472,973        12,956,015
     Gross profit                      3,868,244         3,198,617

Selling, general and
administrative expenses                2,634,146         2,144,082
     Operating income                  1,234,098         1,054,535

Other (expense) income:
     Interest expense                  (221,314)         (171,368)
     Interest and other income          543,390           427,783
                                        322,076           256,415
     Earnings before income taxes     1,556,174         1,310,950

Income tax expense (benefit):
     Current                            713,373           532,803
     Deferred                          (126,375)          (29,950)
                                        586,998           502,853

          Net earnings              $   969,176      $    808,097

Weighted average common
shares                                 2,653,068        2,434,373

     Net earnings per common share   $      0.37     $       0.33


See accompanying notes to consolidated financial statements.


               Part I - Financial Information


Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                         Three Months Ended
                                      March 31,       March 31,
                                        1995            1994
Cash flow from operating
activities:
  Net earnings                    $     969,176     $    808,097
    Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
      Depreciation and amortization      542,387          480,664
      Loss on sale and disposal of
        assets                             6,753            4,606
      Increase in receivables         (3,620,838)      (2,565,578)
      Decrease in refundable income
        taxes                            342,981             -
      Increase in prepaid expenses      (129,904)         (60,644)
      Decrease in inventories          1,824,838          998,685
      Decrease in other assets           215,904            5,421
      Increase (decrease) in
        accounts payable                 (32,061)         590,308
      Increase (decrease) in
        accrued expenses                (112,323)          91,219
      Increase in income taxes
        payable                          365,129          437,892
      Decrease in deferred income
        taxes                           (126,375)        (29,950)
      Increase in other long-term
        liabilities                       60,000          20,000
Net cash provided by
  operating activities                   305,667         780,720

Cash flow from investing activities:
   Proceeds from sale of assets            7,500           4,700
   Acquisition of property,
     plant, and equipment             (1,861,380)       (935,794)
   Investment in common stock               -           (150,000)
Net cash used in investing
  activities                          (1,853,880)     (1,081,094)

Cash flow from financing activities:
   Net borrowings on line of
     credit agreement                    500,000         200,000
   Proceeds from issuance of
     long-term debt                    1,000,000         221,480
   Retirement of long-term debt         (421,156)       (469,427)
   Proceeds from exercise of
     stock options                         -              57,436
Net cash provided by
  financing activities                 1,078,844           9,489
Net decrease in cash                    (469,369)       (290,885)
Cash at beginning of year              2,102,390       1,353,167
Cash at end of period              $   1,633,021    $  1,062,282


See accompanying notes to consolidated financial statements.

Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



1.   Basis of Presentation

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1994 Annual Report on Form 10-K.

Earnings per share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted earnings per share would not be different than earnings per common and common equivalent share.

2.   Inventory Components

The  Company uses the gross profit method to determine  cost
of  sales  and  inventory  for interim  periods.   Inventory
components are estimated based on historical relationships as follows:



                                March 31,       December 31,
                                  1995             1994
     Finished Goods           $ 5,945,100   $    6,531,738
     Work in process           11,430,416       12,558,323
     Raw material and
     supplies                   1,117,719        1,228,012
                             $ 18,493,235   $   20,318,073


               Part I - Financial Information

Item  2  - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Comparison of the Three Months Ended March 31, 1995 and 1994

Net sales for the quarter ended March 31, 1995 increased by $4.2 million, or 26.0%, to $20.3 million from $16.1 million for the same period last year. This increase reflects a general increase in demand for all product lines, particularly ice cooled dispensers and citrus dispensers. Domestic sales accounted for 71.0% of the net sales for the quarter ended March 31, 1995, an increase of 36.0%, from 65.8% for the same period last year.

Due to the increase in sales, the gross profit recognized for the first quarter of 1995 increased by approximately $670,000, or 20.9%, to $3.9 million from $3.2 million for the same quarter last year, while the gross margin (the percentage of net sales reflected by gross profit) for the period decreased to 19.0% from 19.8% in the same period in
1994. The increase in gross profit is primarily due to increased sales. The decline in gross profit percentage is primarily due to increases in the cost of certain raw materials which the Company was unable to recover from its customers.

Selling, general and administrative costs during the quarter ended March 31, 1995 increased by approximately $490,000, or 22.9%, to $2.6 million from $2.1 million for the same quarter last year. This increase reflects higher selling and engineering expenses, as well as an increase in costs for employee health care.

Interest expense for the three months ended March 31, 1995 increased approximately $50,000, or 29.1%, to approximately $221,000 from approximately $171,000 for the same period last year, reflecting higher average outstanding debt during 1995.

Interest and other income increased for the three months ended March 31, 1995 as compared to 1994 due primarily to increased commissions earned under a sales representative agreement.

Income tax expense for the three months ended March 31, 1995 increased by approximately $84,000, or 16.7%, to approximately $587,000 from approximately $503,000 for the same period in 1994. This increase was primarily due to increased pretax earnings.

Net earnings for the three months ended March 31, 1995 increased by approximately $161,000, or 19.9%, to approximately $969,000 ($.37 per share) from approximately $808,000 ($.33 per share) for the same period in 1994. This increase was primarily due to increased net sales and the increase in interest and other income.
Liquidity and Capital Resources

The  net  decrease in cash for the three months ended  March
31, 1995 was approximately $469,000 compared to a decrease of approximately $291,000 for the same period in the prior year.

During March 1995, the Company purchased the property and buildings it had been leasing in Piedras Negras, Mexico (the "Mexican Plant"). The purchase price of $1.1 million was financed by the Company's existing lender from the proceeds of a $1.0 million term note which is payable over a 12-month period and bears interest at prime plus 0.25%. The balance of the purchase price came from available funds.

The Company had $1.5 million available under a working capital line of credit with the Company's primary lender at March 31, 1995. Management has secured a verbal committment from its lender to increase this line of credit by $2,000,000 to $10,000,000 in May 1995 upon renewal. The
Company believes that cash from operations, together with cash on hand, cash available under the line of credit and a separate equipment line of credit with a major industrial lender, will be sufficient to fund the Company's activities for the foreseeable future.

                 Part II - Other Information

Item 1.  Legal Proceedings

The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management and independent legal counsel, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.





Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Promissory Note dated April 18, 1995 between Nueva
          Distribuidora  Lancermex S.A. de  C.V.  and  First
          Interstate Bank of Texas, N.A.

          Guaranty  Agreements dated April 18, 1995  between
          Lancer  Corporation and First Interstate  Bank  of
          Texas, N.A.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LANCER CORPORATION
(Registrant)




May 8, 1995              By:
                         Dennis D. Stout
                         Chief Financial Officer





May 8, 1995              By:
                         Andrew O. Mitchell
                         Corporate Treasurer