Form 10-Q
period 1995-06-30
LANCER CORP /TX/
filed 1995-08-14
CIK 768162

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549


                          FORM 10-Q
      Quarterly report pursuant to section 13 or 15 (d)
           of the Securities Exchange Act of 1934

For the quarter ended June 30, 1995          Commission file
number 0-13875

                     LANCER CORPORATION
   (Exact name of registrant as specified in its charter)


       Texas                                 74-1591073
(State or other jurisdiction of            (IRS employer
incorporation or organization)          identification no.)

235 West Turbo, San Antonio, Texas             78216
(Address of principal executive offices)     (Zip Code)


Registrants telephone number, including area code:  (210)
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
                                  Shares outstanding as of
         Title                         August 8, 1995

Common stock, par value                   3,866,191
$.01 per share


Part I - Financial Information
Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS


                                           June 30,          December 31,
                                             1995                1994
                                          (Unaudited)
Assets
Current assets:
 Cash                                  $     1,750,006    $     2,102,390
 Receivables:
   Trade accounts and notes                 15,170,232          9,152,033
   Refundable income taxes                     -                  342,981
   Other                                       285,957            455,811
                                            15,456,189          9,950,825
   Less allowance for doubtful accounts         85,000             85,000
     Net receivables                        15,371,189          9,865,825
 Inventories (note 2)                       16,447,632         20,318,073
 Prepaid expenses                              224,137             54,827
   Total current assets                     33,792,964         32,341,115
Property, plant and equipment, at
cost:
 Machinery and equipment                    12,355,096         12,093,915
 Tools and dies                              5,883,389          5,189,667
 Leaseholds, office equipment and
 vehicles                                    4,386,429          3,830,330
 Buildings                                   7,520,576          6,522,429
 Land                                          977,888            656,740
 Construction in Progress                      723,278            -
                                            31,846,656         28,293,081
   Less accumulated depreciation
     and amortization                      (15,950,479)       (15,051,379)
     Net property, plant and equip.          15,896,177         13,241,702
Long-term receivables                          555,823            538,312
Deferred charges and other assets,
at cost, less applicable amortization          333,556            775,075
                                       $    50,578,520    $    46,896,204

See accompanying notes to consolidated financial statements.
               Part I - Financial Information


Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS (continued)
                                        June 30,         December 31,
                                          1995               1994
                                       (Unaudited)
Liabilities and Shareholders
Equity
Current Liabilities:
 Accounts payable                   $     4,969,018    $     4,899,550
 Current installments of long-
   term debt                              2,027,254          1,408,663
 Line of credit with bank (note 3)        6,200,000          6,000,000
 Accrued expenses and other
   liabilities                            2,733,260          2,655,113
 Income taxes payable                       440,919            -
   Total current liabilities             16,370,451         14,963,326

Other long-term liability                   640,000            520,000
Deferred income taxes                       990,664          1,096,961
Long-term debt, excluding current
  installments (note 3)                   3,372,971          3,397,174
   Total liabilities                     21,374,086         19,977,461

Shareholders equity (note 4):
 Preferred Stock:
   Without par value; 5,000,000 shares
   authorized; none issued                    -                  -
 Common Stock:
   $.01 par value; 10,000,000 shares
   authorized; 3,862,302 and
   3,861,906 issued and outstanding
   in 1995 and 1994, respectively            38,623             38,619
 Additional paid-in capital               9,799,842          9,797,734
 Retained earnings                       19,365,969         17,082,390
   Total shareholders equity             29,204,434         26,918,743
                                    $    50,578,520    $    46,896,204

[FN]
See accompanying notes to consolidated financial statements.
               Part I - Financial Information

Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                    Three Months Ended               Six Months Ended
                                 June 30,        June 30,        June 30,        June 30,
                                   1995            1994            1995            1994
Net sales                    $   21,312,939  $   18,633,240  $    41,654,156 $    34,787,872
Cost of sales                    17,050,352      14,943,858       33,523,325      27,899,873
 Gross profit                     4,262,587       3,689,382        8,130,831       6,887,999

Selling, general and
administrative expenses           2,355,053       2,105,440        4,989,199       4,249,522
 Operating income                 1,907,534       1,583,942        3,141,632       2,638,477

Other (expense) income:
 Interest expense                 (297,609)       (178,405)        (518,923)       (349,773)
 Interest and other income          451,579         114,926          994,969         542,709
                                    153,970        (63,479)          476,046         192,936
   Earnings before income         2,061,504       1,520,463        3,617,678       2,831,413
taxes

Income tax expense
(benefit):
 Current                            727,023         608,258        1,440,396       1,141,060
 Deferred                            20,078        (34,737)        (106,297)        (64,686)
                                    747,101         573,521        1,334,099       1,076,374

   Net earnings              $    1,314,403  $      946,942  $     2,283,579 $     1,755,039

 Weighted avg common shares        3,984,182       3,684,591        3,981,931       3,679,574

 Net earnings per com shares $          .33  $         0.26  $           .57 $          0.48


[FN]
See accompanying notes to consolidated financial statements.

Part I - Financial Information

Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                       Six Months Ended
                                                 June 30,            June 30,
                                                   1995                1994
Cash flow from operating activities:
 Net earnings                                $     2,283,579    $     1,755,039
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                   1,085,095            959,321
   Loss (gain) on sale and disposal of assets         12,173             15,829
   Increase in receivables                       (5,865,856)        (3,183,428)
   Decrease in refundable income taxes               342,981                 -
   Increase in prepaid expenses                    (169,310)          (145,322)
   Decrease in inventories                         3,870,441            229,679
   Decrease in other assets                          424,266             14,803
   Increase in accounts payable                       69,468          1,161,027
   Increase in accrued expenses                       78,147            784,733
   Increase(decrease) in income taxes payable        440,919           (16,468)
   Decrease in deferred income taxes                (106,297)           (64,686)
   Increase in other long-term liabilities           120,000             30,000
Net cash provided by operating activities          2,585,606          1,540,527

Cash flow from investing activities:
 Proceeds from sale of assets                         14,601              4,700
 Acquisition of property, plant, and equip.       (3,749,091)        (1,660,959)
 Investment in common stock                          -                (150,000)
Net cash used in investing activities            (3,734,490)        (1,806,259)

Cash flow from financing activities:
 Net borrowings on line of credit agreement         200,000            500,000
 Proceeds from issuance of long-term debt         1,524,000            221,480
 Retirement of  long-term debt                     (929,612)          (738,939)
 Proceeds from exercise of stock options              2,112            110,142
Net cash provided by financing activities           796,500             92,683
Net decrease in cash                               (352,384)          (173,049)
Cash at beginning of year                          2,102,390          1,353,167
Cash at end of period                        $     1,750,006    $     1,180,118



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

2.   Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:

                                          June 30,         December 31,
                                            1995               1994
     Finished Goods                   $     5,287,491   $     6,531,738
     Work in process                       10,166,056        12,558,323
     Raw material and                         994,085         1,228,012
     supplies
                                      $    16,447,632   $    20,318,073

3.   Long-term Debt and Line of Credit

One of the Companys wholly-owned subsidiaries entered into a loan agreement dated August 1, 1995, with the Companys primary lender to provide $2.5 million of term debt to finance the expansion of its production facilities in Mexico. This new facility will bear interest based upon the banks prime rate, is subject to an seven-year amortization schedule and is due and payable in full on January 15, 1999. The Company has also entered into a separate agreement with its lender to guarantee the subsidiarys performance under the loan agreement.

On August 1, 1995, the Company replaced its prior $8.0 million working capital revolving line of credit with a $10.0 million working capital revolving line of credit (the
Credit Facility) from its primary lender. The terms of the Credit Facility are substantially the same as the terms of the prior line of credit, with the interest rate being based upon either London Interbank Offered Rates (LIBOR) or upon, and fluctuating with, the lenders prime rate. Under the Credit Facility, the Company will be able to borrow up to a certain percentage of its eligible accounts receivable and inventory, provided it maintains certain financial ratios and complies with certain covenants.


4.   Stock Dividends

On May 26, 1995, the Companys Board of Directors authorized a three-for-two stock split effected in the form of a dividend to be distributed on July 11, 1995 to shareholders of record as of June 27, 1995. Shareholders equity has been restated to give retroactive recognition to the stock split for all prior periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock dividend. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Companys common stock have been restated.


Part I - Financial Information

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1995 and 1994

Net sales for the quarter ended June 30, 1995, increased by $2.7 million, or 14.4%, to $21.3 million from $18.6 million for the same period last year. This increase reflects a general increase in demand for most of the Companys product lines with particular emphasis on mechanically cooled, ice-cooled and citrus dispensers. International sales amounted to $7.6 million, or 35.6% of net sales, for the quarter ended June 30, 1995, an increase of $2.7 million, or 55.1%, from $4.9 million, or 26.5% of net sales, for the same period last year.

Due to the increase in sales, the gross profit recognized for the second quarter of 1995 increased by $573 thousand, or 15.5%, to $4.3 million from $3.7 million for the same quarter last year, while gross margin for the period (represented as a percentage of net sales) increased to 20.0% from 19.8% in the same period of 1994. These increases are primarily due to increased sales and manufacturing process improvements; however, they were tempered by corresponding increases in the prices of certain key raw materials.

Selling, general and administrative costs during the quarter ended June 30, 1995, increased by $250 thousand, or 11.9%, to $2.4 million from $2.1 million for the same quarter last year. This increase reflects higher selling and engineering research and development expenses, which were partially offset by reduced employee health care costs.
Interest expense for the three months ended June 30, 1995 increased $119 thousand, or 66.8%, to $298 thousand from $178 thousand for the same period last year, reflecting higher average bank debt in 1995 associated with the purchase of land and facilities to support the Companys operations in Piedras Negras, Coahuila, Mexico.
Other income for the three months ended June 30, 1995 increased by $337 thousand, or 292.9%, from $115 thousand for the same period in 1994, due primarily from an increase in commissions earned under a sales representative agreement for the sale of beverage coolers.
Income tax expense for the three months ended June 30, 1995, increased by 30.3%, to $747 thousand from $574 thousand for the same period in 1994. This increase is directly related to the increase in earnings.
Net earnings for the three months ended June 30, 1995, increased by $367 thousand, or 38.8%, to $1.3 million ($0.33 per share) from $947 thousand ($0.26 per share) for the same period in 1994. This increase was primarily due to improved gross margins and higher interest and other income.



Comparison of the Six-Month Periods Ended June 30, 1995 and 1994

Net sales for the six-month period ended June 30, 1995, increased by $6.9 million, or 19.7%, to $41.7 million from $34.8 million for the same period in 1994. This increase reflects a general increase in demand for all product lines, particularly dispensers of all types, as noted above. International sales amounted to $13.2 million, or 31.6% of net sales, for the six months ended June 30, 1995, an increase of $2.8 million, or 26.9%, from $10.4 million, or 29.8% of net sales, for the same period last year.
Gross profit for the six months ended June 30, 1995 increased by $1.2 million, or 18.0%, to $8.1 million from $6.9 million for the same period in 1994, while gross margin for the period (represented as a percentage of net sales) decreased slightly to 19.5% from 19.8% in the same period in 1994 reflecting the impact of key raw material price increases.

Selling, general and administrative expenses for the six-month period ended June 30, 1995, increased by $740 thousand, or 17.4%, to $5.0 million from $4.3 million for the same period in 1994. This increase was due primarily to higher selling and engineering research and development expenses.

Interest expense for the first six months of 1995 increased by $169 thousand, or 48.4%, to $519 thousand from $350 thousand for the same period last year. This increase resulted from the increase in average bank debt resulting from the purchase of land and facilities in Mexico.
Interest and other income for the six months ended June 30, 1995, increased by $452 thousand, or 83.3%, to $995 thousand from $543 thousand for the same period in 1994. This increase was due primarily to commissions the Company was paid under a sales representative agreement entered into in 1993 for the sale of beverage coolers. The agreement is terminable by either party upon 30 days written notice. Income tax expense for the six months ended June 30, 1995, increased by 24.0%, to $1.3 million from $1.1 million for the same period in 1994. This increase was primarily due to increased earnings.

Net earnings for the six months ended June 30, 1995, increased by $529 thousand, or 30.1%, to $2.3 million ($0.57 per share) from $1.8 million ($0.48 per share) for the same period in 1994. The increase was primarily due to the improvement in gross margin and the increase in interest and other income.

Liquidity and Capital Resources

Cash from Operations for the six months ended June 30, 1995, was $2.6 million compared to $1.5 million for the same period in the prior year. Cash from Operations during the first six months of 1995, along with cash on hand and $1.7 million in new borrowings, was used to acquire additional machinery and equipment for $1.5 million, purchase Company occupied buildings and land, which had previously been leased, to support its Maquiladora operations in Mexico for $1.3 million, fund construction of a new building in Mexico for $723 thousand, and repay $930 thousand of long-term debt.

On August 1, 1995, the Company replaced its prior $8.0 million working capital revolving line of credit with a $10.0 million working capital revolving line of credit (the Credit Facility) from its primary lender. The terms of the Credit Facility are substantially the same as the terms of the prior line of credit, with the interest rate being based upon either London Interbank Offered Rates (LIBOR) or upon, and fluctuating with, the lenders prime rate. Under the Credit Facility, the Company will be able to borrow up to a certain percentage of its eligible accounts receivable and inventory, provided it maintains certain financial ratios and complies with certain covenants. As of June 30, 1995, the Company had outstanding borrowings of $6.2 million under the Credit Facility and the interest rate was 8.75%. All borrowings under the Credit Facility become due and payable in full on July 31, 1996.

One of the Companys wholly-owned subsidiaries entered into a loan agreement dated August 1, 1995, with the Companys primary lender to provide $2.5 million of term debt to finance the expansion of its production facilities in Mexico. This new facility will bear interest based upon the banks prime rate, is subject to an seven-year amortization schedule and is due and payable in full on January 15, 1999. The Company has also entered into a separate agreement with its lender to guarantee the subsidiarys performance under the loan agreement.



Part II - Other Information

Item 1.  Legal Proceedings

The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management and independent legal counsel, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Companys financial position or results of operations.

Item 5.   Other Information

Effective August 4, 1995, Mr. Dennis D. Stout has resigned as Chief Financial Officer and Treasurer of the Company.
Mr. Stout will continue as the Companys Director of Cost
Management. Effective August 7, 1995, Mr. John P. Herbots has been appointed Chief Financial Officer and Treasurer of the Company. Mr. Herbots will continue in office as Vice
President of Finance and Administration.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Exhibit 1 - Seventh Amendment to Loan Agreement and Loan Documents
  Exhibit 2 - Revolving Promissory Note
  Exhibit 3 - Guaranty Agreement
  Exhibit 4 - Nueva Distribuidora Lancermex S.A. de C.V. Promissory Note


(b)  Reports on Form 8-K

  No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LANCER CORPORATION
(Registrant)



August 11, 1995     By:
                       George F. Schroeder
                       President and CEO




August 11, 1995     By:
                       John P. Herbots
                       Chief Financial Officer