Form 10-Q
period 1995-09-30
LANCER CORP /TX/
filed 1995-11-14
CIK 768162

14

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                          FORM 10-Q
      Quarterly report pursuant to section 13 or 15 (d)
           of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995        Commission file number 0-13875


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


                    YES   X        NO


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                                  Shares outstanding as of
         Title                        October 31, 1995

Common stock, par value                   3,872,221
$.01 per share

               Part I - Financial Information

Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                           September 30,        December 31,
                                               1995                 1994
                                            (Unaudited)
Assets
Current assets:
  Cash                                  $      1,012,581     $      2,102,390
  Receivables:
    Trade accounts and notes                  13,489,822            9,152,033
    Refundable income taxes                            -              342,981
    Affiliates and others                        290,931              455,811
                                              13,780,753            9,950,825
    Less allowance for doubtful accounts         (85,000)             (85,000)
      Net receivables                         13,695,753            9,865,825
  Inventories (note 2)                        16,604,549           20,318,073
  Prepaid expenses                               153,500               54,827
      Total current assets                    31,466,383           32,341,115

Property, plant and equipment, at cost:
  Machinery and equipment                     12,596,015           12,093,915
  Tools and dies                               5,935,959            5,189,667
  Leaseholds, office equipment and
    vehicles                                   4,554,561            3,830,330
  Buildings                                    7,638,668            6,522,429
  Land                                           977,887              656,740
  Construction in progress                     1,253,676                    -
                                              32,956,766           28,293,081
  Less accumulated depreciation
    and amortization                         (16,501,788)         (15,051,379)
    Net property, plant and equipment         16,454,978           13,241,702

Long-term receivables                            512,243              538,312
Deferred charges and other assets,
    at cost, less applicable amortization        344,472              775,075

                                        $     48,778,076     $     46,896,204

See accompanying notes to consolidated financial statements.
               Part I - Financial Information


Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS (continued)

                                           September 30,        December 31,
                                               1995                 1994
                                            (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                      $      3,677,124     $      4,899,550
  Current installments of long-term debt       1,395,411            1,408,663
  Line of credit with bank (note 3)            3,600,000            6,000,000
  Accrued expenses and other liabilities       4,048,168            2,655,113
  Income taxes payable                           150,731                    -

    Total current liabilities                 12,871,434           14,963,326

Deferred Federal income taxes                  1,048,942            1,096,961
Other long-term liabilities                      700,000              520,000
Long-term debt, excluding current
  installments (note 3)                        4,108,201            3,397,174

    Total liabilities                         18,728,577           19,977,461

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized, none issued             -                    -

  Common stock, $.01 par value:
   10,000,000 shares authorized; 3,868,171
   and 3,861,906 issued and outstanding in
   1995 and 1994, respectively                     38,669               38,619

  Additional paid-in capital                    9,831,180            9,797,734

  Retained earnings                            20,179,650           17,082,390

    Total shareholders' equity                 30,049,499           26,918,743

                                         $     48,778,076     $     46,896,204

See accompanying notes to consolidated financial statements.
               Part I - Financial Information

Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                            Three Months Ended            Nine Months Ended
                       September 30,  September 30,  September 30,  September30,
                           1995             1994           1995           1994
Net sales            $  17,375,660 $  19,339,961 $  59,029,816 $  54,127,833
Cost of sales           13,700,527    15,710,649    47,223,852    43,610,522
    Gross profit         3,675,133     3,629,312    11,805,964    10,517,311

Selling, general and
  administrative         2,631,924     2,235,629     7,621,123     6,485,151

    Operating income     1,043,209     1,393,683     4,184,841     4,032,160

Other income(expense):
  Interest expense        (215,072)     (209,129)     (733,995)     (558,902)
  Interest and other
    income                 356,138       130,976     1,351,107       673,685

                           141,066      (78,153)       617,112       114,783

  Earnings before
    income taxes         1,184,275     1,315,530     4,801,953     4,146,943

Income taxes expense
  (benefit):
  Current                  312,317       434,273     1,752,713     1,575,333
  Deferred                  58,277       (78,144)      (48,020)     (142,830)

                            370,594      356,129     1,704,693     1,432,503

    Net earnings     $     813,681 $     959,401 $   3,097,260 $   2,714,440

     Weighted average
        common shares    4,003,660     3,787,448     3,989,631     3,715,671

Net earnings per
common share         $        0.20 $        0.25 $        0.78 $        0.73

See accompanying notes to consolidated financial statements.

               Part I - Financial Information


Item 1 - Financial Statements

             LANCER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                               Nine Months Ended
                                        September 30,    September 30,
                                            1995             1994
Cash flow from operating activities:
  Net earnings                               $     3,097,260  $    2,714,440

  Adjustments to reconcile net
    earnings to net cash provided
    (used) by operating activities:
     Depreciation and amortization                 1,640,587        1,431,574
     Loss on sale and disposal of assets              12,845           15,829
     Increase in receivables                      (4,146,840)      (1,366,485)
     Decrease in refundable income taxes             342,981                -
     Increase in prepaid expenses                    (98,673)         (81,581)
     Decrease (increase) in inventories            3,713,524      (4,857,821)
     Decrease in other assets                        410,350           24,080
     (Decrease) increase in accounts payable      (1,222,426)        1,372,625
     Increase in accrued expenses                  1,393,055          727,035
     Increase in income taxes payable                150,731           42,779
     Decrease in deferred Federal income taxes       (48,019)        (142,830)
     Increase in other long-term liabilities         180,000          180,000
  Net cash provided by operating activities        5,425,375           59,645

Cash flow from investing activities:
    Proceeds from sale of assets                      19,201            4,700
    Acquisition of property, plant and
      equipment                                   (4,865,656)      (2,648,240)
    Investment in common stock                             -        (150,000)
  Net cash used in investing activities           (4,846,455)      (2,793,540)

Cash flow from financing activities:
    Net (repayment) borrowings under line
      of credit agreements                        (2,400,000)          245,000
    Proceeds from issuance of long-term
      debt                                         1,929,000          435,072
    Retirement of long-term debt                  (1,231,225)      (1,444,537)
    Proceeds from issuance of common stock                 -        3,534,463
    Proceeds from exercise of stock options           33,496          110,141
  Net cash (used in) provided by financing
    activities                                    (1,668,729)        2,880,139
Net (decrease) increase in cash                   (1,089,809)          146,244
Cash at beginning of year                          2,102,390        1,353,167
Cash at end of period                       $      1,012,581 $      1,499,411


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

Earnings per share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted earnings per share would not be different than earnings per common and common equivalent share. On July 11, 1995, the Company effected a three-for-two stock split accounted for as a dividend. Prior year weighted average shares outstanding and prior year per share amounts have been restated accordingly.

2.   Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:

                            September 30,      December 31,
                                1995               1994
Finished Goods            $    5,337,936     $    6,531,738
Work in process               10,263,044         12,558,323
Raw material and supplies      1,003,569          1,228,012
                          $   16,604,549     $   20,318,073


3.   Long-term Debt and Line of Credit

One of the Companys wholly-owned subsidiaries entered into a loan agreement dated August 1, 1995, with the Companys primary lender to provide $2.5 million of term debt to finance the expansion of its production facilities in Mexico. This new loan will bear interest based upon the banks prime rate, is subject to a seven-year amortization schedule and is due and payable in full on January 15, 1999. The Company has also entered into a separate agreement with its lender to guarantee the subsidiarys performance under the loan agreement.

On August 1, 1995, the Company replaced its prior $8.0 million working capital revolving line of credit with a $10.0 million working capital revolving line of credit (the Credit Facility) from its primary lender. The terms of the Credit Facility are substantially the same as the terms of the prior line of credit, with the interest rate being based upon either the London Interbank Offered Rates (LIBOR) or upon, and fluctuating with, the lenders prime rate. Under the Credit Facility, the Company will be able to borrow up to a certain percentage of its eligible accounts receivable and inventory, provided it maintains certain financial ratios and complies with certain covenants. The Company is either in compliance with all such convenants or has obtained waivers from its primary lender.


               Part I - Financial Information

Item  2  -  Managements  Discussion and Analysis  of  Financial
Condition and Results of Operations

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1995
and 1994

Net sales for the quarter ended September 30, 1995, decreased by $1.9 million, or 10.2%, to $17.4 million from $19.3 million for the same period last year. This decrease reflects a temporary decline in demand from manufacturers who use certain of the Companys products in their line of fountain drink dispensers and a decrease in sales to Mexican customers as a result of a significant devaluation in the Mexican Peso. Combined sales in international markets other than Mexico more than offset this decline. Total international sales amounted to $5.2 million, or 29.9% of net sales, for the quarter ended September 30, 1995, an increase of $1.9 million, or 57.6%, from $3.3 million, or 17.1% of net sales, for the same period last year.

Even though sales were down for the 1995 quarter, gross profit recognized for the period increased by 1.3% to $3.7 million from $3.6 million for the same quarter last year, while gross margin for the period (represented as a percentage of net sales) increased to 21.2% from 18.8% in the same period of 1994. These increases are primarily due to an increased focus on cost reductions and manufacturing process improvements; however, they were tempered by corresponding increases in the prices of certain key raw materials.

Selling, general and administrative costs during the quarter ended September 30, 1995 increased by $396 thousand, or 17.7%, to $2.6 million from $2.2 million for the same quarter last year. This increase reflects higher selling and research and development expenses.

Interest expense for the three months ended September 30, 1995 increased $6 thousand, or 2.8%, to $215 thousand from $209 thousand for the same period last year, reflecting slightly higher average bank debt in 1995 associated with the purchase of land and facilities and construction of additional facilities to support the Companys operations in Piedras Negras, Coahuila, Mexico.

Interest and other income for the three months ended September 30, 1995 increased by $225 thousand, or 171.9%, from $131 thousand for the same period in 1994, due primarily to an increase in revenues from special engineering services provided to the Companys largest customer.

Income tax expense for the three months ended September 30, 1995 increased by 4.1%, to $371 thousand from $356 thousand for the same period in 1994. The Companys estimated effective tax rate used for 1995 is slightly higher than the rate used for 1994.

Net earnings for the three months ended September 30, 1995 decreased by $146 thousand, or 15.2%, to $814 million ($0.20 per share) from $959 thousand ($0.25 per share) for the same period in 1994. This decrease was primarily due to lower sales partially offset by improved gross margins and higher interest and other income.

Comparison of the Nine-Month Periods Ended September 30, 1995
and 1994

Net sales for the nine-month period ended September 30, 1995 increased by $4.9 million, or 9.1%, to $59.0 million from $54.1 million for the same period in 1994. This increase reflects a general increase in demand for all product lines, particularly dispensers of all types. International sales amounted to $18.3 million, or 31.0% of net sales, for the nine months ended September 30, 1995, an increase of $4.6 million, or 33.6%, from $13.7 million, or 25.3% of net sales, for the same period last year.

Gross  profit  for  the nine months ended  September  30,  1995 increased by $1.3 million, or 12.3%, to $11.8 million from $10.5 million for the same period in 1994, while gross margin for the period (represented as a percentage of net sales) increased slightly to 20.0% from 19.4% in the same period in 1994 reflecting the Companys focus on cost reductions and manufacturing process improvements partially offset by the impact of key raw material price increases.

Selling, general and administrative expenses for the nine-month period ended September 30, 1995 increased by $1.1 million, or 17.5%, to $7.6 million from $6.5 million for the same period in 1994. This increase was due primarily to higher selling and engineering research and development expenses.

Interest expense for the first nine months of 1995 increased by $175 thousand, or 31.3%, to $734 thousand from $559 thousand for the same period last year. This increase resulted from the increase in average bank debt resulting from the purchase of land and facilities and construction of additional facilities in Mexico.

Interest and other income for the nine months ended September 30, 1995 increased by $677 thousand, or 100.6%, to $1.4 million from $674 thousand for the same period in 1994. This increase was due primarily to higher revenues from special engineering projects sponsored by the Companys largest customer and from commissions the Company was paid under a sales representative agreement entered into in 1993 for the sale of beverage coolers. This agreement is terminable by either party upon 30 days written notice.

Income tax expense for the nine months ended September 30, 1995 increased by 19.0%, to approximately $1.7 million from $1.4 million for the same period in 1994. This increase was primarily due to increased earnings and a higher estimated effective tax rate for 1995.

Net  earnings  for  the nine months ended  September  30,  1995 increased by $383 thousand, or 14.1%, to approximately $3.1 million ($0.78 per share) from $2.7 million ($0.73 per share) for the same period in 1994. The increase was primarily due to improvements in gross margin and the increase in interest and other income partially offset by higher selling, general and administrative expense and higher interest expense.

Liquidity and Capital Resources

Cash provided by operations for the nine months ended September 30, 1995 was approximately $5.4 million compared to $60 thousand for the same period in the prior year. Cash provided by operations during the first nine months of 1995, along with cash on hand and approximately $1.9 million in new borrowings, was used to acquire additional machinery and equipment, tools and dies, and leaseholds and office equipment for $2.2 million, purchase Company occupied buildings and land, which had previously been leased, to support its Maquiladora operations in Mexico, for $1.3 million, fund construction of a new building in Mexico for $1.3 million, and repay $1.2 million of long-term debt.

On August 1, 1995, the Company replaced its prior $8.0 million working capital revolving line of credit with a $10.0 million working capital revolving line of credit (the Credit Facility) from its primary lender. The terms of the Credit Facility are substantially the same as the terms of the prior line of credit, with the interest rate being based upon either London Interbank Offered Rates (LIBOR) or upon, and fluctuating with, the lenders prime rate. Under the Credit Facility, the Company will be able to borrow up to a certain percentage of its eligible accounts receivable and inventory, provided it maintains certain financial ratios and complies with certain covenants. As of September 30, 1995, the Company had outstanding borrowings of $3.6 million under the Credit Facility and the blended interest rate was 8.12%. All borrowings under the Credit Facility become due and payable in full on July 31, 1996.

The Company also entered into a loan agreement dated August 1, 1995, with its primary lender to provide $2.5 million of term debt to finance the expansion of its production facilities in Mexico. This new loan will bear interest based upon the banks prime rate, is subject to an seven-year amortization schedule and is due and payable in full on July 31, 1998.

                 Part II - Other Information

Item 1.  Legal Proceedings

The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management and independent legal counsel, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Companys financial position or results of operations.


Item 5.   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LANCER CORPORATION
(Registrant)




November 10, 1995   By: /s/ George F. Schroeder
                        George F. Schroeder
                        President and CEO




November 10, 1995   By: /s/ John P. Herbots
                        John P. Herbots
                        Chief Financial Officer