Form 10-K
period 1995-12-31
LANCER CORP /TX/
filed 1996-03-29
CIK 768162

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-13875

                               LANCER CORPORATION
             (Exact name of registrant as specified in its charter)


                TEXAS                                         74-1591073
   (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                        Identification No.)

   235 W. TURBO, SAN ANTONIO, TEXAS                              78216
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (210) 344-3071

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES X     NO
                                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 22, 1996, held by non-affiliates of the registrant was approximately $27,536,032 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 22, 1996, was 3,874,033.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this report and prepared for the 1996 annual meeting of shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Lancer designs, engineers, manufactures and markets fountain soft drink dispensing systems, citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry. These products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors and food service chains for use in various food and beverage operations. The Company is a vertically integrated manufacturer whose tooling, production, assembly and testing capabilities enable it to fabricate a substantial portion of the components used in Company products. In addition, the Company is an innovator of new products in the beverage dispensing industry and has a large technical staff supported by state-of-the-art engineering facilities to develop these new products and to enhance existing product lines in response to changing industry requirements and specific customer demands.

The Company was incorporated in Texas on December 18, 1967, and initially manufactured parts for beverage dispensing equipment. The Company designed, engineered, manufactured and marketed its first mechanically cooled soft drink dispensing system in 1971. Since that time, the Company has expanded its engineering and production facilities and developed new products, including various configurations of the Company's mechanically and ice cooled beverage dispensing systems, syrup pumps, carbonators and other related equipment, accessories and parts.

STRATEGY

The Company's strategy is to increase sales through (i) its continued emphasis on developing and manufacturing technologically superior, reliable, quality products, (ii) the development of new and enhanced products in anticipation of market demand and (iii) emphasis on establishing a strategic international manufacturing and distribution network to enhance customer service world wide.

Following this strategy, the Company acquired 100% of the stock of Glenn Pleass Holdings Pty. Ltd. ("GPH"), an Australian based manufacturer and distributor of beverage dispensing systems. The acquisition has positioned the Company to take advantage of the potential benefits of the large Pacific and Asian markets. Management plans to merge the two companies' complementary product lines, enhance the Company's ability to provide technical leadership in the Pacific Rim region, and capitalize on GPH's reputation for providing quality products.

The Company also expanded its manufacturing capacity in Mexico with the construction of approximately 66,000 square feet of additional manufacturing space.

THE BEVERAGE DISPENSING INDUSTRY

The manufacture of soft drink and citrus dispensing systems and other related equipment is a rapidly changing industry. Technological changes and improvements continue to be manifested in the development, manufacture and introduction of new products and processes. Manufacturers of such beverage dispensing systems generally sell most of their products to one or more major soft drink companies, licensed bottlers, equipment distributors and food service chains. In order to facilitate sales of their beverage products to end-users, soft drink companies and their affiliates, in turn, sell or lease the dispensing systems to restaurants, convenience stores, concessionaires and other food and beverage operators. Soft drink companies generally recommend that their affiliates purchase beverage dispensing systems from approved manufacturers. Manufacturers of beverage dispensing systems therefore seek to have their products approved by as many soft drink companies as possible and informal, long-term relationships between certain manufacturers and soft drink companies have become the norm in the industry.

PRODUCTS

The Company's products can be divided into three major categories: (i) soft drink and citrus dispensing systems; (ii) post-mix dispensing valves; and (iii) other related products, including carbonators, refurbished products, syrup pumps and related accessories, ice dispensers, ice baggers, beer dispensers, carbonator fittings and other miscellaneous parts and equipment for various dispensing systems.

Beverage Dispensing Systems

The Company manufactures and sells a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems. These systems are non-coin operated. The type of equipment and configuration of each model varies according to intended use and, to some extent, specific customer needs. The Company's mechanically cooled dispensing systems chill beverages as they run through stainless steel tubing inside a self-contained refrigeration unit. In the Company's ice cooled dispensing systems, the beverage is cooled as it runs through stainless steel tubing encased in an aluminum cold plate which serves as the heat transfer element when covered with ice. Additionally, the Company manufactures both post-mix and pre-mix dispensing equipment for each of the mechanically cooled and ice cooled systems.

The Company also manufactures and markets a self-contained, mechanically cooled citrus dispensing system for countertop use. This product has either two or three dispensing valves and electronic controls to preset mix ratios for different flavored juice concentrates. Under an agreement with The Coca-Cola Company, the citrus dispenser may be sold only to The Coca-Cola Company, Minute Maid, a division of The Coca-Cola Company, or its designated agents.

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of dispensing systems for the years ended December 31, 1995, 1994 and 1993 accounted for approximately 55%, 49% and 50% of total net sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and water at a preset ratio. The valves were developed in 1985 in conjunction with The Coca-Cola Company. They are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The valves, which have been designated by the The Coca-Cola Company as the standard valve for the domestic U.S. market, are used on all Lancer dispensers and are sold to other manufacturers of Coca-Cola dispensing equipment. For the years ended December 31, 1995, 1994 and 1993, the Lancer post-mix valve accounted for approximately 20%, 23% and 25% of total net sales, respectively.

Other Related Products and Services

The Company manufactures a carbonator which produces carbonated water for use in beverage systems. For the years ended December 31, 1995, 1994 and 1993, sales of carbonators accounted for approximately 1%, 4%, and 2% of total net sales, respectively. The Company has redesigned its line of carbonators and anticipates that future sales will increase accordingly. During 1994, the Company began manufacturing ice bagger machines under an exclusive agreement with Packaged Ice, Inc. Sales of ice bagger machines for the years ended December 31, 1995 and 1994 totaled $846,000 and $1,790,000, respectively. There were no such sales in 1993.

The Company also refurbishes, for a fee, various dispensing systems and sells replacement parts in connection with such refurbishments. For the years ended December 31, 1995, 1994 and 1993, revenues generated from these services accounted for approximately 5%, 4% and 5% of total net sales, respectively.

Other products manufactured by the Company include syrup pumps, two models of an ice beverage dispenser for self service operation, stainless steel and brass fittings, carbon dioxide regulator components, mounting bracket assemblies, disconnect sockets used on five-gallon syrup tanks, quality control testing equipment, recirculating beer equipment and accessories, refrigeration units, plastic tubing, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems.

PRODUCT RESEARCH AND DEVELOPMENT

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment and develops new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 1995, 1994 and 1993, Company-sponsored research and development expenses were $737,000, $695,000 and $814,000, respectively.

PRODUCTION, INVENTORY AND RAW MATERIALS

In order to maintain its demanding quality standards, the Company manufactures many of the plastic components, as well as, other parts used in its products. The Company maintains complete tool and die, and mold departments which produce and maintain the necessary tools and molds to manufacture these components.
The manufacture of major products generally involves a tooling process using metal dies, fixtures and thermal plastic injection molds. Vertically integrated manufacturing processes are utilized including steel and plastic welding, polishing, painting, tube bending, metal turning, and stamping and assembling of printed circuit boards and wire harnesses.

Substantially all raw materials and parts not manufactured internally are readily available from other commercial sources. The Company has not experienced any significant shortages in the supply of its raw materials and parts over the past several years. However, shortages can occur from time to time and may delay or limit the manufacture of the Company's products and, thus, adversely affect the Company's operations. The Company does not stockpile large amounts of such raw materials and parts, but attempts to control its inventory through extrapolation of historical production requirements and its specific knowledge of the market. In addition, the Company is able to occasionally manufacture parts that may not be available in desired quantities when needed. However, there can be no assurances that these measures will be entirely successful or that disruptive shortages will not occur in the future.

BACKLOG

The Company's manufacturing operations are conducted on a production-run basis against actual and forecasted customer demand. The number of periodic production runs varies from product to product based on such customer demand, time involved in the manufacturing process and cost of production. The Company had a continuous backlog of orders during 1995 equal to approximately seven weeks of average sales volume. The Company's backlog of unfilled orders was approximately $10.2 million, $7.1 million and $5.9 million at December 31, 1995, 1994 and 1993, respectively. It is anticipated that all backlog orders will be filled within the current year.

MARKETING AND CUSTOMERS

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, beverage equipment dealers, food service chains and national chains of convenience stores.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 59%, 64% and 58% of the Company's total net sales for the years ended December 31, 1995, 1994 and 1993, respectively. No long-term contract exists between the Company and The Coca-Cola Company or any of its other customers. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. While the Company does not anticipate a loss or reduction in its business with The Coca-Cola Company or the imposition of significant price constraints based upon the Company's historical and current relations as a preferred supplier to The Coca-Cola Company, any such occurrence would have a material adverse impact on the Company's financial position and its results of operations.

The Company and The Coca-Cola Company have entered into a master development agreement which governs development of various products. Products that are developed pursuant to this agreement may only be sold to The Coca-Cola Company or its designated agents. The agreement generally provides that The Coca-Cola Company will also retain the rights to any tooling it pays for and any resulting patents. The Company is obligated under the development agreement to make available its manufacturing capabilities for the benefit of The Coca-Cola Company as they relate to and are required for selected projects. The Company supplies engineering, research and development personnel; designs, develops and creates prototypes; and obtains either an exclusive or a non-exclusive license to manufacture and market the resulting products. Generally, the Company warrants all such products for one year. The Coca-Cola Company may terminate the development agreement, subject to certain conditions.

Additionally, the Company and The Coca-Cola Company have entered into certain warehousing agreements under which the Company warehouses new and used products owned by The Coca-Cola Company, as well as agreements which provide for the refurbishment of used dispensing equipment owned by The Coca-Cola Company.

EXPORT SALES

The Company's export sales are initially conducted through the Company's Domestic International Sales Corporation ("DISC"), a wholly-owned subsidiary, which in turn sells the Company's products through wholly-owned subsidiaries in Mexico, Australia, and the United Kingdom, a Company-operated distribution center in Moscow, Russia, the international divisions of major U.S. soft drink companies, and licensees in Brazil and Colombia. At present, the Company concentrates its export sales efforts in Latin America, the Far East and Europe.

For the years ended December 31, 1995, 1994 and 1993, the Company's total net sales derived from sales to customers in foreign countries were approximately 35%, 29% and 39%, respectively. The Company's foreign sales and operations could be adversely affected by foreign currency fluctuations, exchange controls, tax policies and other political and economic events, such as the expropriation and deterioration of foreign economies. The Company attempts to limit such risks; however, there can be no assurance that these efforts will be successful.

COMPETITION

The business of manufacturing and marketing beverage dispensing systems and related equipment is characterized by rapidly changing technology and is highly competitive based primarily upon product suitability, reliability, technological development and expertise, price, product warranty and delivery time. In addition, the Company frequently competes with companies having substantially greater financial resources than the Company. The Company has been able to compete successfully in the past, and believes it will be able to do so in the future, partly as a result of its current status as a preferred supplier to The Coca-Cola Company. The Company has also implemented a number of counter-cyclical and product diversification measures which should enhance its relative position in an expanding global market.

EMPLOYEES

As of December 31, 1995, the Company had 1,143 full-time employees of whom 62 were engaged in engineering and technical support, 969 in manufacturing, 57 in marketing and sales and 55 in general management and administrative positions. While the majority of the employees work at the Company's facilities in San Antonio, Texas, 359 employees work at the Company's maquiladora and related companies located in Piedras Negras, Mexico and 61 employees worked at the Company's Australian plant. Certain sales representatives are located in various parts of the U.S., Mexico, Europe and the Far East. None of the U.S. employees are represented by a union or subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.

INTELLECTUAL PROPERTY

The Company presently owns 28 United States patents and numerous corresponding foreign patents. It has 10 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

The Company constantly seeks to improve its products and to obtain patents on these improvements. As a result, the Company believes its patent portfolio will expand, thereby minimizing its reliance on any one particular patent. The Company also believes its competitive position is enhanced by its existing patents and that any future patents will continue to enhance this position. However, there can be no assurance that the Company's existing or future patents will continue to provide a competitive advantage, nor can there be any assurance that the Company's competitors will not produce non-infringing competing products.

In addition to Company owned patents, Lancer has assigned numerous patents to the Company's customers, in particular The Coca-Cola Company. These patents are the result of special development projects between Lancer and its customers. These projects are typically paid for by the customer, with Lancer either retaining licenses to manufacture the products covered by these patents for the customer, or granting such licenses to the customer.

In addition to the foregoing, Lancer occasionally acquires exclusive manufacturing rights under several other patents for derivative and complementary products, which are controlled by third parties.

The name "Lancer" is the federally registered trademark of the Company. It is also registered in many foreign countries. In certain instances, the Company grants a non-exclusive license to its distributors, especially foreign, to use the trademark subject to control by the Company.

ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. These environmental laws and regulations, which are implemented principally in the U.S. by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous waste, the discharge of pollutants into the air and into surface and ground water, and the manufacture and disposal of certain substances. For example, pursuant to the Federal Clean Air Act Amendment of 1990, the Company was prohibited as of December 31, 1995 from using chlorofluorocarbons (CFC's), a compound used in most refrigeration systems, in its products. As a result, the Company converted its products to non-CFC refrigerants, which conversion did not have a material adverse effect upon the Company's operations.

There are no material environmental claims pending or, to the Company's knowledge, threatened against the Company. The Company also believes that its operations are in material compliance with current U.S. and state laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, the Company can provide no assurances that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2.   PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling 498,538 square feet, including three buildings owned by Lancer amounting to approximately 144,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. The Company also owns and operates facilities located in Piedras Negras, Mexico that consist of 127,495 square feet, leases a 4,000 square foot sales office in Monterrey, Mexico, and leases a 38,284 square foot plant in Beverley, South Australia, a suburb of Adelaide. Facilities under lease account for 405,806 square feet of space. The Company also owns a building in Chicago, Illinois, with approximately 47,000 square feet of space, of which a major portion is currently leased to outside tenants.

In March 1995, the Company purchased the property and buildings it had been leasing in Piedras Negras, Mexico in order to ensure the continued availability of the Mexico plant prior to lease expiration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Total net rent expense for 1995 was $712,000. Included in total rent expense is $89,000 of rent expense for certain properties that are leased from a partnership controlled by certain shareholders. See Note 5 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for more information.

Each facility is used to its fullest extent and has been designed to accommodate a particular manufacturing or administrative purpose. The Company has taken steps to consolidate operations and to provide additional space for future expansion.

ITEM 3.   LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is currently traded on the American Stock Exchange ("ASE") under the symbol "LAN." The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated.

Market Price For Common Stock

                                           1995                             1994
                                  ----------------------          ----------------------
          Quarter                  High            Low             High            Low
---------------------------       -------        -------          -------        -------
First                             $ 12.33        $ 10.25          $ 13.75        $  9.50
Second                              13.58          10.83            15.25          11.33
Third                               15.88          14.00            14.00          10.92
Fourth                              16.00          13.00            13.00          10.75

On March 22, 1996, the closing price of the Company's common stock, as reported by the ASE, was $16.00 per share. On that date, there were 123 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a dividend on the common stock to date. It is a general policy of the Company to retain future earnings to support future growth.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                 Years Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                             1995           1994           1993           1992           1991
                                          ----------     ----------     ----------     ----------     ----------
Operating Data:
   Net sales                              $   75,912     $   70,900     $   56,661     $   44,729     $   35,585
   Gross profit                               16,075         14,193         10,482          7,891          6,558
   Selling, general and
      administrative expenses                 (9,880)        (9,239)        (7,157)        (6,409)        (4,675)
   Operating income                            6,195          4,954          3,325          1,482          1,883
   Interest expense                             (981)          (755)          (795)          (884)        (1,416)
   Interest and other income, net              1,489            354          1,060            911            501
   Earnings before income taxes
      and extraordinary item                   6,703          4,553          3,590          1,509            968
   Income tax expense                          2,612          1,602          1,416            451            275
   Net earnings                                4,091          2,951          2,174          1,465            693
   Net earnings per share*                      1.02           0.78           0.61           0.41           0.20
   Weighted average number of common
      and common equivalent shares*            3,992          3,783          3,592          3,532          3,491


     *Per share amounts have been restated to reflect a three-for-two Stock dividend effective July 11, 1995

                                                                    As of December 31,
----------------------------------------------------------------------------------------------------------------
                                             1995           1994           1993           1992           1991
                                          ----------     ----------     ----------     ----------     ----------
Balance Sheet Data:
   Total assets                           $   57,944     $   46,896     $   38,902     $   37,762     $   35,817
   Short-term debt                             8,448          7,409          7,159          6,522          7,122
   Long-term debt, less
      current installments                     5,398          3,397          2,575          3,589          5,924
   Shareholders' equity                       31,065         26,919         20,325         17,923         16,458

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's Consolidated Financial Statements, related notes and other financial information included elsewhere in this filing.

RESULTS OF OPERATIONS

Overview

The following table presents, as a percentage of net sales, certain financial data for the Company for the periods indicated.


                                            Years Ended December 31,
                                  ---------------------------------------------
                                     1995              1994             1993
                                  ----------        ----------       ----------
Net sales                            100.0 %           100.0 %          100.0 %
Cost of sales                         78.8              80.0             81.5
Gross profit                          21.2              20.0             18.5
Selling, general and
   administrative expenses            13.0              13.0             12.6
Operating income                       8.2               7.0              5.9
Interest expense                      (1.3)             (1.1)            (1.4)
Interest and other income, net         1.9               0.5              1.8
Earnings before income taxes
   and extraordinary item              8.8               6.4              6.3
Income tax expense                     3.4               2.3              2.5
Net earnings                           5.4               4.1              3.8





Comparison of the Years Ended December 31, 1995 and December 31, 1994

Net sales for the year ended December 31, 1995, increased by $5.0 million, or 7.1%, to $75.9 million from $70.9 million for the prior year. This increase primarily reflects higher sales in a number of the Company's major product lines: $4.1 million, or 39.0%, in citrus dispensers, $1.1 million, or 13.9%, in ice cooled dispensers, $1.2 million, or 7.4%, in mechanically cooled dispensers, $1.1 million, or 44.2%, in remanufacturing services, and $0.8 million, or 6.1%, in spare parts and related accessories. These increases were partially offset by decreases of $1.4 million, or 8.6%, in post-mix dispensing valves, and $1.9 million, or 63.3%, in carbonators. International sales accounted for 35.0% of the net sales for the year ended December 31, 1995, as compared to 29.0% for the prior year.

Gross profit for the year ended December 31, 1995 increased by $1.9 million, or 13.3%, to $16.1 million from $14.2 million for the prior year, due to an improvement in manufacturing gross margin to 21.2% in 1995 from 20.0% in 1994. This improvement reflects product mix changes and lower manufacturing and support costs. In 1995 the Company continued to benefit from further reductions in labor costs as a result of moving additional assembly and manufacturing operations to its maquiladora plant in Piedras Negras, Mexico.

Selling, general and administrative expenses for the year ended December 31, 1995, increased by approximately $0.7 million, or 6.9%, to $9.9 million from $9.2 million for the prior year. This increase reflected additional engineering costs for new product development and technical support, increased selling expenses to sustain a higher level of sales and higher variable costs related to those sales.

Interest expense for the year ended December 31, 1995, increased approximately $226,000, or 30.0%, to $981,000 from $755,000 for the prior year. This increase resulted from increased average borrowings, due primarily to funding requirements for construction of the Company's expanded facilities in Mexico.

Interest and other income for the year ended December 31, 1995, increased by approximately $1.1 million, or 321.2%, to $1.5 million from $354,000 for the prior year. The increase was due primarily to increased sales commissions of $716,000 related to sales of beverage coolers and an increase of $50,000 in warehousing cost reimbursements from The Coca-Cola Company.

Income tax expense for the year ended December 31, 1995, increased by approximately $1.0 million, or 63.1%, to $2.6 million from $1.6 million for the same period in 1994. This increase was due to a 47.2% increase in pre-tax earnings and higher state and other income taxes.

Net earnings for the year ended December 31, 1995, increased by approximately $1.1 million, or 38.7%, to $4.1 million ($1.02 per share) from $3.0 million ($.78 per share) for the prior year. This increase was due primarily to increased net sales, an improvement in operating income and an increase in other income.


Comparison of the Years Ended December 31, 1994 and December 31, 1993

Net sales for the year ended December 31, 1994, increased by $14.2 million, or 25.1%, to $70.9 million from $56.7 million for the prior year. This increase resulted primarily from higher sales in a number of the Company's major product lines: $4.5 million, or 75.1%, in citrus dispensers, $5.0 million, or 151.5%, in ice cooled dispensers; $2.4 million, or 16.7% in post-mix dispensing valves, and $1.8 million, or 154.1% in carbonators. In addition to increased sales in these established product lines during 1994, the Company began manufacturing an ice packaging unit which generated $1.8 million in added sales. These increases were somewhat offset by decreased sales of $2.7 million, or 14.0%, of mechanically cooled dispensers in the international market. International sales accounted for 29.0% of the net sales for the year ended December 31, 1994, as compared to 39.0% for the prior year.

Gross profit for the year ended December 31, 1994, increased by $3.7 million, or 35.4%, to $14.2 million from $10.5 million for the prior year, while the gross margin for the year ended December 31, 1994, increased to 20.0% in 1994 from 18.5% in the prior year. These improvements reflected improved inventory turns and lower manufacturing and support costs as a percentage of net sales. In addition, manufacturing costs in 1994 were not adversely impacted by an inventory writedown as they were in 1993 when the Company recorded a $1.3 million charge against earnings for inventory obsolescence.

Selling, general and administrative expenses for the year ended December 31, 1994, increased by approximately $2.0 million, or 29.1%, to $9.2 million from $7.2 million for the prior year. This increase reflected additional engineering costs for new product development and technical support, increased selling expenses to sustain increased sales and higher variable costs related to those sales.

Interest expense for the year ended December 31, 1994, decreased approximately $40,000, or 5.0%, to $755,000 from $795,000 for the prior year. This decrease resulted from reduced average borrowings.

Interest and other income, net for the year ended December 31, 1994, decreased by approximately $0.7 million, or 66.6%, to $0.4 million from $1.1 million for the prior year. The decrease was due primarily to a $306,000 foreign currency exchange loss related to the Mexican operations as a result of the Mexican peso devaluation, and reduced sales commissions of $278,000 related to sales of beverage coolers.

Income tax expense for the year ended December 31, 1994, increased by approximately $0.2 million, or 13.1%, to $1.6 million from $1.4 million for the same period in 1993. This increase was due to an improvement in pre-tax earnings.

Net earnings for the year ended December 31, 1994, increased by approximately $0.8 million, or 35.7%, to $3.0 million ($.78 per share) from $2.2 million ($.61 per share) for the prior year. This increase was due primarily to increased net sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

Over the last three fiscal years, the Company has relied primarily upon net cash provided by operating activities ("Cash from Operations") and debt borrowings to (i) provide working capital and (ii) finance the acquisition of property, plant and equipment.

As reflected in the consolidated statements of cash flows, cash provided by operations for the year ended December 31, 1995, was approximately $7.1 million, compared to cash used in operations of $0.9 million in the prior year.

The primary sources of cash were net earnings and increases in depreciation and deferred revenue and a decrease in inventories.

In August 1995, the Company replaced its prior $8.0 million working capital revolving line of credit with a $10.0 million working capital revolving line of credit (the "Credit Facility") from its primary lender. The terms of the Credit Facility are substantially the same as the terms of the prior line of credit, with the interest rate being based upon either the London Interbank Offered Rates ("LIBOR") or upon, and fluctuating with, the lender's prime rate. Under the Credit Facility, the Company will be able to borrow up to a certain percentage of its eligible accounts receivable and inventories, provided it maintains certain financial ratios and complies with certain covenants. The Company is either in compliance with all such covenants or has obtained waivers from its primary lender.

As of December 31, 1995, the Company had outstanding borrowings of $7.0 million under the Credit Facility bearing interest at 8.5%. All borrowings under the Credit Facility become due and payable in full on June 15, 1996. The Company has not yet entered into negotiations with its lender; however, the Company expects to extend or replace the Credit Facility prior to the expiration date.

During the first quarter of 1995, the Company purchased the property and buildings it had been leasing in Piedras Negras, Mexico (the "Mexico plant") for $1.1 million in order to ensure the continued availability of the Mexico plant to the Company after 1996, when the Company's lease of the Mexico plant was scheduled to expire. The Company also expanded its capacity in Mexico with the construction of a manufacturing facility of approximately 66,000 square feet. In August 1995, the Company entered into a loan agreement with its primary lender to provide up to $2.5 million of term debt to finance the expansion of these facilities. Actual advances on the note totaled $1.9 million. This new loan, which bears interest at the bank's prime rate less
 .25%, is subject to a seven-year amortization schedule and is due and payable in full on January 15, 1999.

In December 1995, the Company acquired 100% of the stock of Glenn Pleass Holdings Pty. Ltd. ("GPH"), an Australian based manufacturer and distributor of beverage dispensing systems. The purchase price of GPH was $5.2 million, of which the Company paid $3.5 million in cash and assumed liabilities of $1.7 million. Funding for the transaction was provided by internally generated cash and borrowings from the Company's Credit Facility.

In 1996, management intends to spend approximately $8.0 million to continue to expand its production facilities at its plants in San Antonio and Mexico and its offices in San Antonio. Management believes this expansion will enable the Company to increase its production capabilities to meet anticipated market demand and will facilitate additional cost savings in selling, general and administrative expenses by allowing it to consolidate administrative functions. Management intends to finance the expansion and consolidation out of cash from operations, the Credit Facility and additional secured financing, if available, on terms acceptable to the Company.

INFLATION

Management believes inflation has not had a significant impact on its business or operations.

SEASONALITY

The Company's net sales in the fourth quarter of its fiscal years historically have been subject to seasonal changes primarily as a result of the reduced funds available in the capital expenditure budgets of Lancer's customers.

ACCOUNTING MATTERS

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the "Code") was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales
Corporation ("FSC"). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. Since the Company cannot maintain the DISC and FSC at the same time under current tax regulations, the Company may elect to convert the DISC to a FSC sometime in the future. In the event of such a conversion, the Company will be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes had not previously been provided, in the year of conversion. If the DISC had been converted on December 31,1995, it would have resulted in a reduction of approximately $801,000 in the Company's net earnings. The Company will be able to pay such federal income taxes over a ten-year period; thus the Company does not anticipate that payments of such federal income taxes will significantly affect the Company's cash from operations.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes exceeds the fair value of the asset. The Company plans to adopt this Statement in 1996 and does not expect adoption of the Statement to have a material effect, if any, on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net earnings and earnings per share as if the company had applied the new method of accounting, as outlined in SFAS No. 123. Although the Company has not yet determined the effect the new standard will have on net earnings and earnings per share, should it elect to make such a change, it does not anticipate the implementation of SFAS No. 123 will have a material adverse impact on the Company's financial position or results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Schedule" included herein for information required for Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the directors of the Company as required in response to this item and is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:

       NAME                     AGE              POSITION WITH THE COMPANY
       ----                     ---              -------------------------
 Alfred A. Schroeder            59                 Chairman of the Board
 George F. Schroeder            56                 President, Chief Executive Officer and Director
 John P. Herbots                48                 Vice President Finance & Administration and Director
 Walter J. Biegler              54                 Director
 Jean M. Braley                 66                 Director
 Robert A. Shuey, III           42                 Director
 Michael E. Smith               55                 Director
 Charles W. Thomas              42                 Vice President of Marketing
 Robert W. Abbott               57                 Vice President International Sales
 Jose A. Canales, Jr.           50                 Vice President Latin American Sales
 James R. Sprinkle              49                 Vice President Domestic Sales
 Samuel Durham                  47                 Vice President Engineering
 Michael U. Raymondi            49                 Vice President Operations

Mr. Alfred A. Schroeder was a co-founder of the Company and has served as Chairman of the Board of Directors of the Company since its inception in 1967. His primary responsibilities include conceptual engineering design, new product development and corporate planning. He is the brother of George F. Schroeder, and is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions".

Mr. George F. Schroeder was a co-founder of the Company and has served as Chief Executive Officer, President and a director of the Company since 1967. His primary responsibilities include strategic planning, marketing, overall production management and corporate administration. He is the brother of Alfred A. Schroeder, and is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions".

Mr. John P. Herbots joined the Company as Vice President of Finance and Administration in February 1995. On August 7, 1995, Mr. Herbots was appointed Chief Financial Officer and Treasurer. Prior to joining Lancer, Mr. Herbots was Executive Vice President of MK Rail Corporation and from 1990 until 1992, served as Vice President and Chief Financial Officer for Morrison Knudsen Corporation's Rail Systems Group. Prior to that he was Vice President and CFO of Avline Leasing Corporation for one year, of Lancer Corporation for one year and of Fairchild Aircraft Corporation for four years. Mr. Herbots was elected to the Board of Directors in May 1995.

Mr. Walter J. Biegler has served as a director of the Company since 1985. He has held the position of Chief Financial Officer of Periodical Management Group, Inc., a San Antonio, Texas concern which distributes periodicals, books and specialty items in the Southwestern and Central portions of the United States, Mexico and the Virgin Islands, since November 1991. Prior to November 1991, he served as the Chief Financial Officer and Senior Vice President-Finance of La Quinta Motor Inns, Inc. of San Antonio, Texas, a national hotel chain.

Ms. Jean M. Braley has served as a director of the Company since 1976. She served as Secretary of the Company from 1982 to 1985. Ms. Braley is currently and has been involved for the last ten years in personal investments as her principal occupation. She is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions".

Mr. Robert A. Shuey, III has served as a director of the Company since 1985. Mr. Shuey is a principal shareholder and Vice President of La Jolla Securities Corporation, an investment banking firm, was employed by Dillon-Gage Securities, Inc., from 1994 to 1995, and prior to that held the position of Senior Vice President, Corporate Finance, of Dickinson & Company, a brokerage firm, during 1993. From 1987 to 1993, Mr. Shuey was a Managing Partner of Empennage Partners, Inc., a merchant banking concern.

Mr. Michael E. Smith has served as a director of the Company since 1985. Mr. Smith is presently a principal shareholder and Vice President of Bailey-Gosling Associates, Inc., an insurance brokerage firm. He has been employed by the same firm since 1968. Mr. Smith has been the Company's insurance broker since 1981.

Mr. Charles W. Thomas joined the Company as Vice President of Marketing on February 12, 1996. Prior to joining Lancer, Mr. Thomas was employed, since 1981, by Coca-Cola Foods, a Division of The Coca-Cola Company. While at Coca-Cola Foods, Mr. Thomas held positions as Director of Marketing, Director of Field Sales and Director of Technical Development.

Mr. Robert W. Abbott has been employed by the Company since 1974. Mr. Abbott is primarily responsible for marketing Lancer products and has held the position of Vice President International Sales since 1976. Prior to his employment by Lancer, Mr. Abbott was employed by The Coca-Cola Company.

Mr. Jose A. Canales, Jr., joined the Company as Vice President Latin American Sales in August 1995. Prior to joining Lancer, Mr. Canales was the International Sales Manager for Pioneer Flour Mills in San Antonio. From 1982 to 1993 he held various management positions within the Latin American steel industry with Trade Arbed of Luxembourg, Fundidora in Mexico and Huntco Steel in the United States. From 1972 to 1982 he represented W. W. Grainger within Mexico and Latin America.

Mr. James R. Sprinkle joined the Company in April 1984 as Director of National Accounts. Mr. Sprinkle assumed the responsibilities of Vice President Domestic Sales in May 1993. Prior to his employment by Lancer, Mr. Sprinkle was employed by The Coca-Cola Company.

Mr. Samuel Durham joined the Company in June 1979 and he has held the position of Vice President Engineering since May 1993. He is primarily responsible for coordinating new product design through its introduction into the market and works directly with the engineering department of the Company's primary customer. Before joining the Company, Mr. Durham was employed by Polyvend, a manufacturer of vending equipment.

Mr. Michael U. Raymondi joined the Company as Vice President of Operations in August 1994. Prior to joining Lancer, Mr. Raymondi was employed by Minnesota Rubber, a rubber and plastics products company, as General Manager for three years. Prior to that, Mr. Raymondi was employed by National O-Ring as Plant Manager for five years.

All directors of the Company are elected annually. The executive officers are elected annually by and serve at the discretion of the Company's Board of Directors. The Board of Directors of the Company currently maintains an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee are Walter J. Biegler, Robert A. Shuey, III, and Michael E. Smith. The Audit Committee met once in 1995. The members of the Compensation Committee are Walter J. Biegler, Robert A. Shuey, III, and Michael
E. Smith. No member of the Compensation Committee is an executive officer of the Company. The Compensation Committee met once in 1995. The members of the Stock Option Committee are Walter A. Biegler, Robert A. Shuey, III, and Michael
E. Smith.  The Stock Option Committee met twice in 1995.

The members of the Board of Directors, who are not full-time employees of the Company, are compensated at the rate of $8,000 per year.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation and Certain Transactions" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information set forth under the captions "Principal Shareholders" and "Election of Directors" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following documents are filed as part of this Annual Report on Form 10-K:
   (1) Financial statements:

       The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Schedule" referenced in
       Item 8.

   (2) Financial statement schedule:

       The financial statement schedule filed as a part of this report is listed in the "Index to Consolidated Financial Statements and Schedule" referenced in Item 8.

   (3) Exhibits:

         3.1*    Registrants Articles of Incorporation and amendments thereto
         3.2*    Bylaws of the Registrant.
         4.1*    Specimen Common Stock Certificate, $0.01 par value, of
                 Registrant
       10.1*     Lancer Corporation Profit Sharing Plan
       10.2*     1992 Non-Statutory Stock Option Plan
       10.3*     1987 Incentive Stock Option Plan.
       10.4*     Master Development Agreement, dated January 12, 1984, between
                 Lancer Corporation and The Coca-Cola Company
       10.5*     Net Lease Agreement, dated July 1, 1974, between Lancer
                 Corporation and Lancer Properties dated as of June 3, 1977.
       10.6*     Loan Agreement, dated as of July 24, 1991, between Lancer
                 Corporation and First Interstate Bank.
       10.7*     Security Agreement, dated as of July 24, 1991, between Lancer
                 Corporation and First Interstate Bank of Texas
       10.8*     Fourth Amendment to Loan Agreement and Loan Documents, dated as of July 29, 1994, between Lancer Corporation and First
                 Interstate Bank.
       10.9*     Modification of Deeds of Trust, dated as of May 15, 1993, for the benefit of First Interstate Bank, as modified by the Second
                 Modification of Deeds of Trust, dated as of April 8, 1994, and the Third Modification of Deeds of Trust, dated as of July 29,
                 1994.
       10.10*    Form of Guaranty Agreement, dated July 29, 1994, executed by each of the subsidiaries of Lancer Corporation in favor of
                 First Interstate Bank of Texas.
       10.11*    Master Security Agreement, dated as of July 28, 1992, between
                 Lancer Corporation and CIT Group/Equipment Financing, Inc.
       10.12*    Agreement for Purchase and Sale of Assets and Business
                 (Vaculator division), dated August 5, 1993, between Lancer
                 Corporation and Newco Enterprises, Inc.
       10.13*    Development and Manufacturing Agreement, dated April 13, 1993, between Lancer Corporation and Packaged Ice, Inc.
       10.14*    Manufacturer's Representation Agreement, dated June 1993,
                 between Lancer Corporation and Middleby Marshall Inc., doing business as Victory - A Middleby Company.
       10.15*    Form of Notice of Grant of Stock Option under the 1987
                 Incentive Stock Option Plan.
       10.16*    Form of Nonstatutory Stock Option Agreement under the 1992
                 Non-Statutory Stock Option Plan.
       10.17**   Schedule No. 5, dated February 18, 1994 to Master Security
                 Agreement between Lancer Corporation and CIT Group/Equipment
       10.18**   Schedule No. 6, dated May 24, 1994 to Master Security Agreement between Lancer Corporation and CIT Group/Equipment Financing,
                 Inc.
       10.19**   Revolving Promissory Note, dated as of July 29, 1994 between
                 Lancer Corporation and First Interstate Bank of Texas, N.A.
       10.20**   Schedule No. 7, dated November 1, 1994 to Master Security
                 Agreement between Lancer Corporation and CIT Group/Equipment
                 Financing, Inc.
       10.21     Fifth Amendment to Loan Agreement and Loan Documents, dated
                 November 8, 1994, between Lancer Corporation and First
                 Interstate Bank.
       10.22     Sixth Amendmendment to Loan Agreement and Loan Documents, dated
                 July 6, 1995, between Lancer Corporation and First Interstate
                 Bank.
       10.23***  Seventh Amendment to Loan Agreement and Loan Documents, dated
                 August 1, 1995, between Lancer Corporation and First Interstate
                 Bank.
       10.24     Eighth Amendment to Loan Agreement and Loan Documents, dated
                 December 29, 1995, between Lancer Corporation and First
                 Interstate Bank.
       21.1      List of Significant Subsidiaries of the Registrant.
       23.1      Consent of KPMG Peat Marwick LLP.

* These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-82434 filed on Form S-1 with the Securities and Exchange Commission (the "Commission") on August 5, 1994, as amended by Amendment No.1 to Form S-1 Registration Statement with the Commission on August 23, 1994.

** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Form 10-K for the year ended December 31, 1994.

*** These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1995.

(b) Reports on Form 8-K:

   The Company has filed reports on Form 8-K for a change in Chief Financial Officer and for the acquisition of a subsidiary company during the fiscal year ended December 31, 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 March 28, 1996


LANCER CORPORATION

by:  /s/ George F. Schroeder
George F. Schroeder
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                                    Date
/s/ ALFRED A. SCHROEDER      Chairman of the Board                                    March 28, 1996
Alfred A. Schroeder                                                                   Date

/s/ GEORGE F. SCHROEDER      President and Director                                   March 28, 1996
George F. Schroeder          (principal executive officer)                            Date

/s/ JOHN P. HERBOTS          Vice President Finance & Administration and Director     March 28, 1996
John P. Herbots              (principal financial and accounting officer)             Date

/s/ WALTER J. BIEGLER        Director                                                 March 28, 1996
Walter J. Biegler                                                                     Date

/s/ JEAN M. BRALEY           Director                                                 March 28, 1996
Jean M. Braley                                                                        Date

/s/ ROBERT A. SHUEY, III     Director                                                 March 28, 1996
Robert A. Shuey, III                                                                  Date

/s/ MICHAEL E. SMITH         Director                                                 March 28, 1996
Michael E. Smith                                                                      Date

                      LANCER CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report                                                       F-2

Consolidated Balance Sheets as of December 31, 1995 and 1994                       F-3

Consolidated Statements of Income for each of the years in the three-year period
   ended December 31, 1995                                                         F-5

Consolidated Statements of Shareholders' Equity for each of the years in the
   three-year period ended December 31, 1995                                       F-6

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended December 31, 1995                                       F-7

Notes to Consolidated Financial Statements                                         F-8

Schedule for the years ended December 31, 1995, 1994 and 1993

   II-Reserve account                                                             F-17

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Lancer Corporation:

We have audited the consolidated financial statements of Lancer Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        KPMG Peat Marwick LLP



San Antonio, Texas
February 29, 1996

                      LANCER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                     ASSETS

                                                                       1995                          1994
                                                               -------------------           -------------------
Current assets:
   Cash                                                        $           754,352           $         2,102,390
                                                               -------------------           -------------------
   Receivables (note 3):
       Trade accounts and notes                                         14,431,531                     9,152,033
       Refundable income taxes                                                 -                         342,981
       Other                                                               272,214                       455,811
                                                               -------------------           -------------------
                                                                        14,703,745                     9,950,825
       Less allowance for doubtful accounts                                (85,000)                      (85,000)
                                                               -------------------           -------------------
          Net receivables                                               14,618,745                     9,865,825
                                                               -------------------           -------------------
   Inventories (note 3):
       Raw materials and supplies                                        3,490,396                     1,228,012
       Work in process                                                  11,982,620                    12,558,323
       Finished goods                                                    4,558,742                     6,531,738
                                                               -------------------           -------------------
          Total inventories                                             20,031,758                    20,318,073
   Prepaid expenses ($56,698 and $51,707 due
       from affiliates, respectively) (note 5)                             146,776                        54,827
                                                               -------------------           -------------------
          Total current assets                                          35,551,631                    32,341,115
                                                               -------------------           -------------------

   Property, plant and equipment, at cost (note 3):
       Land                                                                977,888                       656,740
       Buildings                                                         7,950,514                     6,522,429
       Machinery and equipment                                          13,255,089                    12,093,915
       Tools and dies                                                    7,927,246                     5,189,667
       Leaseholds, office equipment and vehicles                         4,969,712                     3,830,330
       Construction in progress                                          1,361,906                           -
                                                               -------------------           -------------------
                                                                        36,442,355                    28,293,081
       Less accumulated depreciation and amortization                  (17,242,089)                  (15,051,379)
                                                               -------------------           -------------------
          Net property, plant and equipment                             19,200,266                    13,241,702
                                                               -------------------           -------------------
   Long-term receivables ($251,764 and $138,327 due
       from affiliates, respectively) (note 6)                             512,388                       538,312
   Intangibles and other assets, at cost, less
       accumulated amortization (note 5)                                 2,679,578                       775,075
                                                               -------------------           -------------------

                                                               $        57,943,863           $        46,896,204
                                                               ===================           ===================



          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES

                           December 31, 1995 and 1994

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         1995                          1994
                                                                 ------------------           -------------------
Current liabilities:
 Accounts payable                                                $        5,645,063           $         4,899,550
 Current installments of long-term debt (note 3)                          1,448,093                     1,408,663
 Line of credit with bank (note 3)                                        7,000,000                     6,000,000
 Deferred revenue                                                           815,901                       602,602
 Accrued expenses and other liabilities (note 9)                          2,882,886                     2,044,188
 Income taxes payable (note 2)                                              487,395                            -
                                                                 ------------------           -------------------
  Total current liabilities                                              18,279,338                    14,955,003


Deferred income taxes (note 2)                                              996,409                     1,096,961
Other long-term liabilities (note 4)                                        700,000                       520,000
Long-term debt, excluding current installments (note 3)                   5,397,574                     3,397,174
Deferred revenue                                                          1,505,600                         8,323
                                                                 ------------------           -------------------

  Total liabilities                                                      26,878,921                    19,977,461
                                                                 ------------------           -------------------

Shareholders' equity (note 4):

 Preferred stock, without par value:
  5,000,000 shares authorized; none issued                                       -                             -


 Common stock, $.01 par value:
  10,000,000 shares authorized; 3,872,221 and 3,861,906
  issued and outstanding in 1995 and 1994, respectively                     38,722                        25,746

 Additional paid-in capital                                               9,852,713                     9,810,607

 Retained earnings                                                       21,173,507                    17,082,390

Commitments and contingencies (notes 5 and 10)                                   -                             -
                                                                 ------------------           -------------------


  Total shareholders' equity                                             31,064,942                    26,918,743
                                                                 ------------------           -------------------

                                                                 $       57,943,863           $        46,896,204
                                                                 ==================           ===================

          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1995, 1994 and 1993

                                                             1995                 1994                 1993
                                                         -------------       --------------       --------------
Net sales                                                $  75,912,289       $   70,899,829       $   56,660,635

Cost of sales                                               59,836,951           56,706,572           46,178,971
                                                         -------------       --------------       --------------

  Gross profit                                              16,075,338           14,193,257           10,481,664

Selling, general and administrative expenses                 9,880,172            9,238,922            7,156,950
                                                         -------------       --------------       --------------

  Operating income                                           6,195,166            4,954,335            3,324,714
                                                         -------------       --------------       --------------

Other income (expense):
 Interest expense                                             (981,153)            (755,485)            (794,580)
 Interest and other income, net                              1,489,309              353,600            1,059,590
                                                         -------------       --------------       --------------
                                                               508,156             (401,885)             265,010
                                                         -------------       --------------       --------------

  Earnings before income taxes                               6,703,322            4,552,450            3,589,724
                                                         -------------       --------------       --------------

Income taxes expense (benefit) (note 2):
 Current                                                     2,446,959            1,637,930            1,448,865
 Deferred                                                      165,246              (36,034)             (33,010)
                                                         -------------       --------------       --------------
                                                             2,612,205            1,601,896            1,415,855
                                                         -------------       --------------       --------------

  Net earnings                                           $   4,091,117       $    2,950,554       $    2,173,869
                                                         =============       ==============       ==============

Weighted average common and
  common equivalent shares                                   3,992,360            3,782,799            3,592,176
                                                         =============       ==============       ==============

Net earnings per share                                   $        1.02       $         0.78       $         0.61
                                                         =============       ==============       ==============


          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993

                                                              Additional                                     Total
                                           Common               Paid-in              Retained            Shareholders'
                                            Stock               Capital              Earnings                Equity
                                         -----------          ------------         ------------          -------------
Balance December 31, 1992                $    23,273          $  5,941,507         $ 11,957,967          $ 17,922,747

   Net earnings                                   -                     -             2,173,869             2,173,869

   Exercise of 52,278 stock
   options, including tax
   benefit of $65,595                            349               228,000                   -                228,349
                                         -----------          ------------         ------------          ------------

Balance December 31, 1993                     23,622             6,169,507           14,131,836            20,324,965

   Net earnings                                   -                     -             2,950,554             2,950,554

   Issuance of 300,000 shares
   of common stock, net of
   offering expenses                           2,000             3,531,083                   -              3,533,083

   Exercise of 18,664 stock
   options, including tax
   benefit of $43,003                            124               110,017                   -                110,141
                                         -----------          ------------         ------------          ------------

Balance December 31, 1994                     25,746             9,810,607           17,082,390            26,918,743

   Net earnings                                   -                     -             4,091,117             4,091,117

   Exercise of 10,332 stock
   options                                        89                54,993                   -                 55,082

   Three-for-two stock dividend               12,887               (12,887)                  -                     -
                                         -----------          ------------         ------------          ------------

Balance December 31, 1995                $    38,722          $  9,852,713         $ 21,173,507          $ 31,064,942
                                         ===========          ============         ============          ============


          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993

                                                                       1995               1994               1993
                                                                   -------------      -------------      -------------
Cash flow from operating activities:
   Net earnings                                                    $   4,091,117      $   2,950,554      $   2,173,869

   Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
       Depreciation and amortization                                   2,152,169          1,843,177          1,613,346
       Loss on sale and disposal of assets                                13,985             28,679             18,829
       Change in assets and liabilities, net of effects
          from purchase of subsidiary:
             (Increase) decrease in receivables                       (3,872,837)           218,488         (1,952,732)
             (Increase) decrease in prepaid expenses                     (23,969)            (4,522)            81,948
             Decrease (increase) in inventories                        2,283,927         (5,783,544)         1,602,145
             Decrease (increase) in other assets                         425,019           (143,666)            10,507
             Decrease in accounts payable                                094,867)          (356,526)        (1,049,038)
             Increase (decrease) in accrued expenses                     601,787            (32,771)           196,009
             Increase in deferred revenue                              1,710,576            610,925                 -
             Increase (decrease) in income taxes payable                 760,293           (359,449)          (119,995)
             Decrease in deferred Federal income taxes                  (100,552)           (36,034)           (33,010)
             Increase in other long-term liabilities                     180,000            160,000            120,000
                                                                   -------------      -------------      -------------
   Net cash provided (used) by operating activities                    7,126,648           (904,689)         2,661,878
                                                                   -------------      -------------      -------------

Cash flow from investing activities:
       Proceeds from sale of assets                                       20,166             31,595            142,486
       Acquisition of property, plant and equipment                   (7,861,164)        (2,942,641)        (2,035,294)
       Acquisition of subsidiary company                              (3,503,600)                -                  -
       Investment in common stock                                       (225,000)          (150,000)                -
                                                                   -------------      -------------      -------------
Net cash used in investing activities                                (11,569,598)        (3,061,046)        (1,892,808)
                                                                   -------------      -------------      -------------

Cash flow from financing activities:
       Net borrowings under line of credit agreements                  1,000,000            700,000            450,000
       Proceeds from issuance of long-term debt                        6,929,000          5,035,072            970,332
       Retirement of long-term debt                                   (4,889,170)        (4,663,338)        (1,797,340)
       Proceeds from issuance of common stock                                 -           3,533,083                 -
       Proceeds from exercise of stock options                            55,082            110,141            228,349
                                                                   -------------      -------------      -------------
Net cash provided (used) by financing activities                       3,094,912          4,714,958           (148,659)
                                                                   -------------      -------------      -------------
Net (decrease) increase in cash                                       (1,348,038)           749,223            620,411
Cash at beginning of year                                              2,102,390          1,353,167            732,756
                                                                   -------------      -------------      -------------
Cash at end of period                                              $     754,352      $   2,102,390      $   1,353,167
                                                                   =============      =============      =============


          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General and Principles of Consolidation

The consolidated financial statements include the accounts of Lancer Corporation (the "Company"), its wholly-owned subsidiaries, Lancer International Sales, Inc. (DISC), Lancer Ltd., Glenn Pleass Holdings Pty. Ltd., Industrias Lancermex, S.A. de C.V., Nueva Distribuidora Lancermex, S.A. de C.V.
and Servicios Lancermex, S.A. de C.V.   All intercompany balances and
transactions are eliminated in consolidation.

The Company designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry.

The DISC is a qualified Interest-Charge Domestic International Sales Corporation, which markets the Company's products internationally. The DISC is a wholly-owned subsidiary created to operate under Federal income tax regulations.

Lancer Ltd. is a wholly-owned subsidiary incorporated to market and distribute the Company's products to the European Union and certain other foreign countries.

Glenn Pleass Holdings Pty. Ltd. is a wholly-owned subsidiary which manufactures and distributes the Company's products in Australia and surrounding Pacific Rim countries.

Industrias Lancermex, S.A. de C.V. is a wholly-owned subsidiary incorporated to assemble the Company's products and components in Mexico. Industrias Lancermex, S.A. de C.V. is a maquiladora plant operating under both U.S. and Mexican customs laws.

Nueva Distribuidora Lancermex, S.A. de C.V. is a wholly-owned subsidiary incorporated to market and distribute the Company's products in Mexico. This company has no employees but receives services and support from Servicios Lancermex, S.A. de C.V.

Servicios Lancermex, S.A. de C.V. is a wholly-owned subsidiary incorporated to provide all of the services required by Nueva Distribuidora Lancermex, S.A. de C.V.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products. The Company has taken these items into consideration in valuing the inventory.

Property, Plant and Equipment

Depreciation on property, plant and equipment and amortization of leasehold improvements are provided on a straight-line basis over the shorter of the lease term or estimated useful lives ranging from 3 to 30 years.

Maintenance, repair and purchases of small tools and dies are expensed as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes

                      LANCER CORPORATION AND SUBSIDIARIES
exceeds the fair value of the asset. The Company plans to adopt this Statement in 1996 and does not expect adoption of the Statement to have a material effect, if any, on the Company's financial position or results of operations.

Intangibles and Other Assets

Intangibles and other assets consist principally of patents, goodwill, and long-term investments in the common stock of other companies. Patents are amortized over the estimated useful lives of the respective assets using the straight-line method. Goodwill, or the cost of investment in excess of the net assets of the business acquired during 1995, is being amortized using the straight-line method over thirty years. The Company continually reviews whether subsequent events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to the business should be reviewed for possible impairment, the Company uses projections to assess whether future operating earnings of the business on a non-discounted basis are likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value (as determined by the same projections) is appropriate.

Earnings per Common and Common Equivalent Share

Earnings per common share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted earnings per share would not be different than earnings per common and common equivalent share.

During 1995, the Company had a three-for-two stock split effected in the form of a dividend. All references in the consolidated financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the stock split.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net earnings and earnings per share as if the Company had applied the new method of accounting, as outlined in SFAS No. 123. Although the Company has not yet determined the effect the new standard will have on net earnings and earnings per share should it elect to make such a change, it does not anticipate the implementation of SFAS No. 123 will have a material adverse impact on the Company's financial position or results of operations.

Revenue Recognition

Revenue is recognized in accordance with the following methods:

   (a) At time of shipment for all products except for those sold under agreements described in (b);

   (b) As produced, for certain products manufactured and warehoused under production and warehousing agreements with two customers, principally The Coca-Cola Company, which is the Company's largest single customer.

The Company has entered into an agreement with its major customer to receive partial reimbursement for research and development. The reimbursement is offset against cost on a percentage of completion basis. In addition, the Company has agreed to provide exclusive rights for use of certain tools to its major customer. These tools are included in fixed assets and are depreciated over the life of the asset. The corresponding license and maintenance fees are recorded as deferred revenue and recognized over the life of the agreement which approximates the life of the corresponding asset.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts

                      LANCER CORPORATION AND SUBSIDIARIES
are measured using enacted tax rates expected to apply to taxable earnings in the year those temporary differences are expected to be recovered or settled.

No Federal income taxes have been provided on the undistributed earnings of the DISC ($2,357,000 at December 31, 1992) since the tax laws allow for the indefinite deferral of a portion of the earnings of such entities. Effective January 1, 1993, in accordance with SFAS No. 109, the Company began to provide Federal income taxes on the undistributed earnings of the DISC, which had the effect of increasing the Company's effective tax rate.

Research and Development

Research and development costs are expensed as incurred and totaled approximately $737,000, $695,000 and $814,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Foreign Currency Translation

The Company has foreign subsidiaries located in Australia, Mexico and the United Kingdom. Foreign subsidiary income and expenses are translated into United States dollars at the average rates of exchange prevailing during the year. The assets and liabilities are translated into United States dollars at the rates of exchange on either the balance sheet date, or on the transaction date based upon the functional currency unit. The related translation adjustments are accumulated as a separate component of shareholders' equity. Foreign currency translation gains and losses (transactions denominated in a currency other than the entity's functional currency) are recorded in income as they occur. For the years ended December 31, 1995 and 1994 the Company recognized foreign translation losses of $87,000 and $306,000, respectively, and recognized a gain of $51,000 for the year ended December 31, 1993. The Company included such losses and gain in "interest and other income, net" in the accompanying consolidated statements of income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.

2. INCOME TAXES

The actual tax expense differs from the "expected" tax expense (benefit) (computed by applying the U.S. Federal corporate rate of 34% to earnings before income taxes) as follows:

                                                            1995              1994               1993
                                                       -------------      -------------     -------------
Computed "expected" tax expense                        $   2,279,130      $   1,547,833     $   1,220,506

Increase (decrease) in taxes resulting from:
   Effect of nondeductible foreign losses                     93,364             54,705               603
   Effect of nondeductible expenses                           52,772             31,433            16,442
   Other, net                                                 (1,885)           (86,496)           63,454
   State, net of Federal benefit                             181,907             54,421            88,048
                                                       -------------      -------------     -------------
Domestic                                                   2,605,288          1,601,896         1,389,053
Foreign                                                        6,917                 -             26,802
                                                       -------------      -------------     -------------
                                                       $   2,612,205      $   1,601,896     $   1,415,855
                                                       =============      =============     =============

                      LANCER CORPORATION AND SUBSIDIARIES

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

                                                            1995              1994               1993
                                                       -------------      -------------     -------------
Plant and equipment, principally due to
   differences in depreciation                         $   1,150,146      $   1,211,426     $   1,216,669
Income of the DISC                                           549,330            355,005           148,154
Other, net (primarily accruals)                             (703,067)          (469,470)         (231,858)
                                                       -------------      -------------     -------------
Net deferred tax liability                             $     996,409      $   1,096,961     $   1,132,965
                                                       =============      =============     =============


Actual net income taxes paid were $1,920,000, $2,115,000 and $1,343,000 for 1995, 1994 and 1993, respectively.

3. LONG-TERM DEBT AND LINE OF CREDIT WITH BANK

                                                          1995              1994
                                                      ------------       ------------
Note payable to bank, due in equal monthly
   principal installments plus interest at 7.75%
   through December 31, 1999; secured by equipment.   $  5,000,000       $        -
Note payable to bank, due in monthly installments
   plus interest at prime less .25% (8.25% at
   December 31, 1995) through January 15, 1999;
   unsecured.                                            1,845,667                -
Note payable to bank, due in equal monthly
   principal installments plus interest at 1.0%
   over prime through July 1, 1995; secured by real
   estate.                                                     -              388,889
Note payable to major industrial credit company due
   in equal monthly installments plus interest at a
   fixed rate of 8.9% through October 1998; secured
   by equipment.                                               -            4,416,948
                                                      ------------       ------------
                                                         6,845,667          4,805,837

Less current installments of long-term debt              1,448,093          1,408,663
                                                      ------------       ------------
                                                      $  5,397,574       $  3,397,174
                                                      ============       ============

In December 1995, the Company refinanced its equipment note with a $5,000,000 term loan with a fixed interest rate of 7.75%. The proceeds in excess of the $3,485,000 due were funded in cash to the Company at closing.

During 1995, the Company negotiated a real estate loan for advances not to exceed $2,500,000 to finance the expansion of its Mexican operations. Total advances were $1,929,000. The note is subject to interest at the lender's prime rate less .25% (8.25% at December 31, 1995).

                      LANCER CORPORATION AND SUBSIDIARIES

Annual maturities on long-term debt outstanding at December 31, 1995 are as follows:

                      1996                        $    1,448,093
                      1997                             1,593,553
                      1998                             1,714,162
                      1999                             2,089,859
                                                  --------------
                                                  $    6,845,667
                                                  ==============


In August 1995, the Company renewed and increased its working capital facility to $10,000,000 from $8,000,000. The terms of the working capital facility are substantially the same as the 1994 facility. Borrowings under the line of credit are based upon certain percentages of accounts receivable and inventories. Advances bear interest based upon either London Interbank Offered Rates ("LIBOR") or upon, and fluctuating with, the lender's prime rate. The blended rate at December 31, 1995 was 7.8%. Amounts outstanding at December 31, 1995 and 1994 were $7,000,000 and $6,000,000, respectively. The line of credit matures June 15, 1996.

The notes payable and the line of credit require that the Company maintain certain financial ratios and other covenants. The Company is either in compliance with respect to these financial ratios and covenants, or has obtained waivers from its lender.

Actual interest paid was $964,000, $763,000 and $792,000 in 1995, 1994 and
1993, respectively.

4. EMPLOYEE BENEFIT PLANS

Common Stock Options

The 1987 Incentive Stock Option Plan (the 1987 Plan) provides for the issuance of up to 150,000 shares of common stock. Options are exercisable in incremental amounts up to five years from date of grant. At December 31, 1995, the 1987 Plan had 1,320 shares available to be granted. In December 1991, the Board of Directors approved the 1992 Nonstatutory Stock Option Plan (the 1992
Plan) which provided for the issuance of up to 172,500 shares of common stock all of which have been issued. Options granted under the 1992 Plan are exercisable at the date of grant and terminate at the earlier of ten years or termination of employment. The exercise price of the options under either the 1987 or the 1992 Plans must be at least equal to fair market value at the date of grant.

A summary of transactions for all options follows:

                                                         Common Stock      Option Price
                                                         ------------     --------------
Outstanding at December 31, 1992                             185,250      $ 2.92 -  4.83
   Granted                                                   120,000        5.33 -  5.87
   Exercised                                                 (52,278)       3.25 -  5.33
   Expired                                                      (270)               5.33
                                                         ------------     --------------
Outstanding at December 31, 1993                             252,702        2.92 -  5.87
   Granted                                                    12,000               11.17
   Exercised                                                 (18,664)       2.92 -  5.33
                                                         ------------     --------------
Outstanding at December 31, 1994                             246,038        2.92 - 11.17
   Granted                                                     9,033       11.09 - 14.13
   Canceled                                                   (4,833)       5.33 - 11.17
   Exercised                                                 (10,332)               5.33
                                                         ------------     --------------
Outstanding at December 31, 1995                             239,906      $ 2.92 - 14.13
                                                         ============     ==============

                      LANCER CORPORATION AND SUBSIDIARIES

A summary of exercisable options follows:

                                                 Common Stock     Option Price
                                                 ------------    --------------
1993                                                156,918      $ 2.92 -  5.87
                                                 ============    ==============
1994                                                164,561        2.92 - 11.17
                                                 ============    ==============
1995                                                178,816        2.92 - 14.13
                                                 ============    ==============




Self-Insured Hospitalization Plan

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents which is partially funded by payroll deductions. The Company has a maximum liability of $75,000 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. The total amount expensed under the self-insurance major medical program, net of employee contributions, was $478,000, $695,000 and $274,000 in 1995, 1994 and 1993,
respectively.

Workers' Compensation Coverage

The Company is self-insured for all workers' compensation claims submitted by employees for on-the-job injuries. The Company has provided for incurred and expected costs of workers' compensation coverage in the accompanying consolidated balance sheets. For the years ended December 31, 1995, 1994 and 1993 the total amount expensed for workers' compensation coverage was $479,000, $525,000 and $495,000, respectively.

In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers' compensation claims. All claims paid under the policy are subject to a deductible to be paid by the Company. The Company has recorded an accrual for workers' compensation claims, a portion of which has been classified as an other long-term liability based on the expected long-term nature of its payout. Based upon the Company's past experience, management believes that the Company has adequately provided for potential losses. However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company's financial position or its results of operations.

Employee Profit Sharing Plan

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of $0.10 per each $1.00 of employee contribution up to 3% of annual compensation. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 include Company contributions to the plan of $359,000, $270,000 and $185,000, respectively.

5. LEASES

The Company leases a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The lease agreement provides for monthly rental payments of $6,600 through 1998, and the payment of real estate taxes, insurance and maintenance expenses. In addition, the Company leases property adjacent to the building from the partnership on a month to month basis. In conjunction with a 1992 debt refinancing, the Company advanced $220,000 to this partnership. Repayment of this advance will be made through a reduction of lease payments otherwise due between the Company and the partnership and includes an interest charge at a rate of 9.25% per annum on the outstanding balance of the advance. Included in other assets and prepaid expenses in the accompanying consolidated balance sheets is $61,000 in 1995 and $113,000 in 1994 remaining due from the partnership for this advance. Improvements to these properties, paid by the Company, have been recorded as

                      LANCER CORPORATION AND SUBSIDIARIES
an offset against the lease payments. At December 31, 1995, future minimum lease payments required under all non-cancelable operating leases are as follows:


                        1996                           $    852,440
                        1997                                778,477
                        1998                                455,565
                        1999                                105,840
                                                       ------------
            Total minimum lease payments               $  2,192,322
                                                       ============


Total rental expense was $712,000, $776,000 and $761,000 in 1995, 1994 and
1993, respectively.

The Company, as lessor, leases a major portion of its building located in Chicago, Illinois. At December 31, 1995, minimum future rentals on non-cancelable leases totaled $86,000. Rental income related to this property was $73,000, $65,000 and $65,000 in 1995, 1994 and 1993, respectively. Rental income related to the warehousing agreements with The Coca-Cola Company totaled $310,000, $259,000 and $310,000 in 1995, 1994 and 1993, respectively, and such amounts are included in "interest and other income, net" in the accompanying consolidated statements of income.

6. LONG-TERM RECEIVABLES

Long-term receivables are interest bearing and include $252,000 and $138,000 due from officers for the years ended December 31, 1995 and 1994, respectively. In August 1993, the Company sold the inventory and equipment related to its coffee brewer manufacturing operation. The sale price was $612,000 (net of discount of $130,000), which approximated net book value. No gain or loss was recognized on this sale. The Company financed the sale price through non-interest bearing notes due over seventy-two months beginning February 1994. The note receivable balances were $426,000 and $564,000 at December 31, 1995 and 1994, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

During 1995 the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." These Statements require certain disclosures about the fair value of financial instruments, including derivative financial instruments, for which it is practicable to estimate fair value.

The following methods and assumptions were used to estimate the fair market value of each class of financial instrument for which it is practicable to estimate that value.

Cash, Trade Receivables, and Trade Payables

The carrying amounts of the Company's trade receivables and trade payables approximate market value.

Notes Receivable

The carrying amount of the Company's notes receivable approximates fair market value estimated based on the actual interest rates paid on the interest bearing notes and imputed rate used to determine the recorded value of the non-interest bearing notes.

Long-Term Debt

The carrying amount of the Company's long-term and short-term debt approximates market value since rates on the long-term agreement were set at December 29, 1995, and the rates on the other debt agreements are variable and are set periodically based on current rates during the year.

                      LANCER CORPORATION AND SUBSIDIARIES

8. ACQUISITION OF SUBSIDIARY

In December 1995, the Company acquired 100% of the stock of Glenn Pleass Holdings Pty. Ltd. ("GPH") for $3.5 million. GPH is an Australian based manufacturer and distributor of beverage dispensing systems. The acquisition was recorded in accordance with the purchase method of accounting and, as such, the Company recognized the excess cost of the assets acquired over the estimated fair value of such assets, or $2.0 million, as goodwill which is being amortized over thirty years. Results of operations are included in the Company's consolidated statement of income from the date of acquisition.

Details of the business acquired in the purchase transaction are as follows (in thousands):

                                                            1995
                                                        ------------
Fair value of assets acquired, including goodwill       $      5,248
Liabilities assumed                                           (1,744)
                                                        ------------
Net cash paid for the acquisition                       $      3,504
                                                        ============



Assuming the sale was consummated as of the beginning of the current and prior fiscal years, pro forma operating results of the Company would be as follows (in thousands except for per share data):

                                                  Years Ended December 31,
                                             --------------------------------
                                                 1995                1994
                                             ------------        ------------
Net Sales                                    $     83,898        $     77,913
Net earnings                                        3,927               3,312
Net earnings per share                               0.98                0.88
Number of shares used in calculation                3,992               3,783


9. SUPPLEMENTAL BALANCE SHEET AND INCOME STATEMENT INFORMATION

Accrued expenses consist of the following (in thousands):

                                                     As of December 31,
                                             --------------------------------
                                                 1995                1994
                                             ------------        ------------
Payroll and related expenses                 $      1,238         $       842
Commissions                                           465                 301
Workers' compensation accrual - current               300                 300
Property taxes                                        255                 119
Health insurance                                      122                 260
Interest                                              122                 106
Other                                                 380                 116
                                             ------------        ------------
                                             $      2,883        $      2,044
                                             ============        ============

                      LANCER CORPORATION AND SUBSIDIARIES

The following provides information regarding net sales to major customers, domestically and internationally (in thousands):

                                                Percent of                   Percent of                   Percent of
                                      1995       Net Sales         1994      Net Sales          1993       Net Sales
                                     --------   ----------        --------   ----------        --------   ----------
United States:
   The Coca-Cola Company             $ 38,588        51%          $ 32,150        45%          $ 23,492        42%
   Other                               10,672        14%            17,863        26%            11,207        19%
                                     --------        ---          --------        ---          --------        ---
                                       49,260        65%            50,013        71%            34,699        61%
                                     --------        ---          --------        ---          --------        ---

Export:
   The Coca-Cola Company                6,291         8%            13,599        19%             9,187        16%
   Other                               20,361        27%             7,288        10%            12,775        23%
                                     --------        ---          --------        ---          --------        ---
                                       26,652        35%            20,887        29%            21,962        39%
                                     --------        ---          --------        ---          --------        ---
                                     $ 75,912       100%          $ 70,900       100%          $ 56,661       100%
                                     ========       ====          ========       ====          ========       ====




The Company's foreign operations consist of that of its wholly-owned subsidiaries Industrias Lancermex, S.A. de C.V., Nueva Distribuidora Lancermex, S.A. de C.V., Servicios Lancermex, S.A. de C.V., Glenn Pleass Holdings Pty. Ltd., and Lancer Ltd., whose sales and net earnings represent less than 10% of consolidated amounts. Additionally, no customer nor geographic area accounted for more than 10% of total net sales, except as noted.

In addition to sales made directly to The Coca-Cola Company, Lancer also had sales of parts, components and equipment which, due to the proprietary nature of these products, are significantly influenced by The Coca-Cola Company. Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company. Management believes that gross profit on export sales is not materially different from that on domestic sales.

10. CONTINGENCIES

The Company is a party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

                      LANCER CORPORATION AND SUBSIDIARIES

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company uses the gross profit method to determine cost of sales and estimates the inventory components for interim periods after considering various factors including historical percentages and price increases. The following table reflects the quarterly results for 1995 and 1994 (in thousands except for per share data):

                                                                  Three Months Ended
                                             --------------------------------------------------------------
1995                                           March             June           September         December
----                                            31                30               30                31
                                             ----------       ----------        ----------       ----------
Net Sales                                    $   20,341       $   21,313        $   17,376       $   16,882
Gross Profit                                      3,868            4,263             3,675            4,269
Net earnings                                        969            1,314               814              994
Net earnings per share                             0.24             0.33              0.20             0.25



                                                                  Three Months Ended
                                             --------------------------------------------------------------
1994                                           March             June           September         December
----                                            31                30               30                31
                                             ----------       ----------        ----------       ----------
Net Sales                                    $   16,155       $   18,633        $   19,340       $   16,772
Gross Profit                                      3,199            3,689             3,629            3,676
Net earnings                                        808              947               959              236
Net earnings per share                             0.22             0.25              0.25             0.06

The Company's net sales in the fourth quarter of its fiscal years historically have been subject to seasonal changes primarily as a result of the reduced funding available in the capital expenditure budgets of Lancer's customers.

                      LANCER CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                                RESERVE ACCOUNT


                                           Balance at        Additions
                                          Beginning of       Charged to       Deductions        Balance at
Description                                   Year            Expense        from Account       End of Year
------------------------------------      ------------      ------------     ------------       -----------
   Allowance for doubtful accounts:

                 December 31, 1995        $    85,000       $    2,083       $      2,083       $    85,000
                 December 31, 1994             85,000          106,121            106,121            85,000
                 December 31, 1993             85,000           73,244             73,244            85,000
-----------------------------------------------------------------------------------------------------------

                                 EXHIBIT  INDEX


    10.21 Fifth Amendment to Loan Agreement and Loan Documents, dated November 8, 1994, between Lancer Corporation and First Interstate Bank.

    10.22 Sixth Amendmendment to Loan Agreement and Loan Documents, dated July 6, 1995, between Lancer Corporation and First Interstate Bank.

    10.24 Eighth Amendment to Loan Agreement and Loan Documents, dated December 29, 1995, between Lancer Corporation and First Interstate Bank.

    21.1      List of Significant Subsidiaries of the Registrant.

    23.1      Consent of KPMG Peat Marwick LLP.

    27        Financial Data Schedule