Form 10-Q
period 1996-03-31
LANCER CORP /TX/
filed 1996-05-14
CIK 768162

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q
        Quarterly report pursuant to section 13 or 15 (d)
             of the Securities Exchange Act of 1934

For the quarter ended March 31, 1996      Commission file number 0-13875


                       LANCER CORPORATION
     (Exact name of registrant as specified in its charter)


       Texas                                               74-1591073
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                         identification no.)

235 West Turbo, San Antonio, Texas                           78216
(Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code:  (210)344-3071

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                    YES   /X/        NO   / /


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

         Title                    Shares outstanding as of
                                       April 25, 1996

Common stock, par value                   3,874,234
$.01 per share

Part I - Financial Information

Item 1 - Financial Statements

               LANCER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                        -----------      -----------
                                          March 31,      December 31,
                                            1996             1995
                                        (Unaudited)
                                        -----------      -----------

Current assets:
  Cash                                  $   160,059      $   754,352
                                        -----------      -----------
  Receivables:
    Trade accounts and notes             18,386,032       14,431,531
    Other                                   264,291          272,214
                                        -----------      -----------
                                         18,650,323       14,703,745
                                        -----------      -----------
    Less allowance for doubtful accounts    (85,000)         (85,000)
                                        -----------      -----------
      Net receivables                    18,565,323       14,618,745
  Inventories (note 2)                   21,694,535       20,031,758
                                         ----------       ----------
  Prepaid expenses                          227,054          146,776
  Deferred income taxes                      63,506                -
                                         ----------       ----------
      Total current assets               40,710,477       35,551,631
                                         ----------       ----------

Property, plant and equipment, at cost:
  Land                                    1,303,163          977,888
  Buildings                               9,474,507        7,950,514
  Machinery and equipment                13,758,093       13,255,089
  Tools and dies                          8,332,577        7,927,246
  Leaseholds, office equipment
    and vehicles                          5,604,550        4,969,712
  Construction in progress                        -        1,361,906
                                         ----------       ----------
                                         38,472,890       36,442,355
  Less accumulated depreciation
    and amortization                    (17,863,746)     (17,242,089)
                                        -----------      -----------
     Net property, plant and
       equipment                         20,609,144       19,200,266
                                         ----------       ----------

Long-term receivables
                                            515,143          512,388
Intangibles and other assets,
    at cost, less accumulated
    amortization                          2,696,560        2,679,578
                                          ---------        ---------
                                        $64,531,324      $57,943,863
                                        ===========      ===========


  See accompanying notes to consolidated financial statements.


               LANCER CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (continued)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                      -----------      ------------
                                       March 31,       December 31,
                                         1996              1995
                                      (Unaudited)
                                      -----------      ------------
Current liabilities:
  Accounts payable                   $  8,628,564     $  5,645,063
   Current installments of long-
     term debt                          1,476,995        1,448,093
  Line of credit with bank (note 3)     8,000,000        7,000,000
  Deferred revenue                      1,052,581          815,901
  Accrued expenses and other
    liabilities                         2,439,269        2,882,886
  Income taxes payable                  1,429,579          487,395
                                       ----------       ----------
    Total current liabilities          23,026,988       18,279,338
                                       ----------       ----------
Deferred income taxes                     966,116          996,409
Other long-term liabilities               730,000          700,000
Long-term debt, excluding
  current installments (note 3)         5,048,157        5,397,574
Deferred license fees and other
  revenue                               2,155,600        1,505,600
                                       ----------       ----------
    Total liabilities                  31,926,861       26,878,921
                                       ----------       ----------

Shareholders' equity:
  Common stock, $.01 par value:
     10,000,000 shares authorized;
     3,874,033 and 3,872,221 issued
     and outstanding in 1996 and
     1995, respectively                    38,740           38,722

  Additional paid-in capital            9,862,353        9,852,713

  Cumulative translation adjustment       189,488                -

  Retained earnings                    22,513,882       21,173,507
                                       ----------       ----------
      Total shareholders' equity       32,604,463       31,064,942
                                       ----------       ----------

                                     $ 64,531,324     $ 57,943,863
                                     ============     ============


  See accompanying notes to consolidated financial statements.


               LANCER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                                    ------------------------
                                       Three Months Ended
                                     March 31,     March 31,
                                       1996          1995
                                    ------------------------

Net sales                         $ 23,452,265   $ 20,341,217
Cost of sales                       17,842,396     16,472,973
                                    ----------     ----------
    Gross profit                     5,609,869      3,868,244

Selling, general and
administrative expenses              3,204,647      2,634,146
                                     ---------      ---------
    Operating income                 2,405,222      1,234,098
                                     ---------      ---------

Other income (expense):
  Interest expense                    (428,909)      (221,314)
  Interest and other income, net       198,363        543,390
                                     ---------      ---------
                                      (230,546)       322,076
                                     ---------      ---------
    Income before income taxes       2,174,676      1,556,174
                                     ---------      ---------

Income taxes expense(benefit):
  Current                              864,594        713,373
  Deferred                             (30,293)      (126,375)
                                    ----------     ----------
                                       834,301        586,998
                                    ----------     ----------

    Net income                    $  1,340,375     $  969,176
                                  ============     ==========

Weighted average shares              4,009,064      3,979,602
                                  ============     ==========

Net earnings per share              $     0.33    $      0.24
                                  ============     ==========


  See accompanying notes to consolidated financial statements.


               LANCER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                  ---------------------------
                                                      Three Months Ended
                                                   March 31,       March 31,
                                                     1996            1995
                                                  ---------------------------
Cash flow from operating activities:
 Net income                                      $ 1,340,375     $    969,176

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     624,657          542,387
   Loss on sale and disposal of assets                                  6,753
   Changes in assets and liabilities:
     Receivables                                  (3,949,333)      (3,620,838)
     Refundable income taxes                               -          342,981
     Prepaid expenses                                (80,278)        (129,904)
     Deferred income taxes                           (93,799)        (126,375)
     Inventories                                  (1,662,777)       1,824,838
     Other assets                                    169,506          215,904
     Accounts payable                              2,983,501          (32,061)
     Accrued expenses and other liabilities         (443,617)        (112,323)
     Income taxes payable                            942,184          365,129
     Deferred license fees and other revenue         886,680                -
     Other long-term liabilities                      30,000           60,000
                                                     -------          -------
 Net cash provided by operating activities           747,099          305,667
                                                     -------          -------
Cash flow from investing activities:
   Proceeds from sale of assets                            -            7,500
   Acquisition of property, plant and equipment   (2,030,535)      (1,861,380)
                                                  ----------       ----------
 Net cash used in investing activities            (2,030,535)      (1,853,880)
                                                  ----------       ----------

Cash flow from financing activities:
   Net borrowings under line of credit agreements  1,000,000          500,000
   Proceeds from issuance of long-term debt                -        1,000,000
   Retirement of long-term debt                     (320,515)        (421,156)
   Proceeds from exercise of stock options             9,658                -
                                                     -------        ---------
Net cash provided by financing activities            689,143        1,078,844
                                                     -------        ---------
Net decrease in cash                                (594,293)        (469,369)
Cash at beginning of year                            754,352        2,102,390
                                                   ---------      -----------
Cash at end of period                              $ 160,059      $ 1,633,021
                                                   =========      ===========



  See accompanying notes to consolidated financial statements.

               LANCER CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Basis of Presentation

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995 Annual Report on Form 10- K.

Net earnings per share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted net earnings per share would not be different than net earnings per share. On July 11, 1995, the Company effected a three-for-two stock split accounted for as a dividend. Prior year weighted average shares outstanding and prior year per share amounts have been restated accordingly.

2.   Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:

                           ------------    ------------
                             March 31,     December 31,
                                1996           1995
                           ------------    ------------

Finished Goods             $  5,465,235      $4,558,742
Work in process              12,907,584      11,982,620
Raw material and supplies     3,321,716       3,490,396
                           ------------    ------------
                           $ 21,694,535    $ 20,031,758
                           ============    ============


3.   Long-term Debt and Line of Credit

On May 1, 1996, the Company replaced its prior $10.0 million working capital revolving line of credit with a $12.0 million working capital revolving line of credit (the "Credit Facility") from its primary lender. The terms of the enhanced Credit Facility are substantially the same as the terms of the prior line of credit, with the interest rate being based upon either the London Interbank Offered Rates ("LIBOR") or upon, and fluctuating with, the lender's prime rate. Under the Credit Facility, the Company will be able to borrow up to a certain percentage of its eligible accounts receivable and inventory, provided it maintains certain financial ratios and complies with certain covenants. The Company is in compliance with all such convenants.

Item  2  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

Comparison of the Three Months Ended March 31, 1996 and 1995

Net sales for the quarter ended March 31, 1996 increased by $3.1 million, or 15.3%, to $23.4 million from $20.3 million for the same period last year. This increase reflects a general increase in demand for all domestic product lines and higher volumes from international customers. International sales accounted for 45.8% of the net sales for the quarter ended March 31, 1996, an increase of
57.9 %, from 29.0% for the same period last year.

Gross profit recognized for the first quarter of 1996 increased by $1.7 million, or 45.0%, to $5.6 million from $3.9 million for the same quarter last year, while gross margins (the percentage of net sales reflected by gross profit) for the period increased to 23.9% from 19.0% for the same period in 1995. The increases in gross profit and gross margins are primarily attributable to reductions in manufacturing and overhead costs, the increase in net sales, and a full quarter of combined operations for the Company and Glenn Pleass Holdings, Pty. Ltd. ("GPH"), its wholly- owned Australian subsidiary acquired in December 1995.

Selling, general and administrative costs during the quarter ended March 31, 1996 increased by $0.6 million, or 21.7%, to $3.2 million from $2.6 million for the same quarter last year. The increase reflects higher selling and engineering expenses, and the full impact of including GPH expenses during the 1996 quarter.

Interest expense for the three months ended March 31, 1996 increased $208,000, or 93.8%, to $429,000 from $221,000 for the same period last year, reflecting higher average outstanding debt during 1996.

Interest and other income decreased by $345,000, or 63.5%, for the three months ended March 31, 1996 to $198,000 as compared to $543,000 during the same period in 1995, due primarily from lower commissions earned under a sales representative agreement.

Income tax expense for the three months ended March 31, 1996 increased by $247,000, or 42.1%, to $834,000 from $587,000 for the same period in 1995. This increase was primarily due to increased pretax income.

Net income for the three months ended March 31, 1996 increased by $371,000, or 38.3%, to $1,340,000 ($0.33 per share) from $969,000 ($0.24 per share) for the same period in 1995. This increase was primarily due to the reduction in manufacturing and overhead costs and the increase in net sales.


Liquidity and Capital Resources

Cash from Operations for the three months ended March 31, 1996 was $747,000 compared to $306,000 for the same period in the prior year. Cash provided by operations during the first three months of 1996, along with cash on hand and $1 million in new borrowings, was used to acquire additional machinery and equipment and tools and dies for $1.6 million, and to repay long- term debt of $321,000.


The Company renewed and increased its Credit Facility to $12.0 million from $10.0 million as of May 1, 1996. The terms of the Credit Facility are substantially the same as the previous facility established during 1995. Borrowings under the Credit Facility are based upon certain percentages of the Company's outstanding receivables and inventories. Advances bear interest based upon either the three-month LIBOR plus a pre-determined percentage spread, or upon, and fluctuating with, the lender's prime rate. As of March 31, 1996, the Company had outstanding borrowings of $8.0 million under the Credit Facility and the blended interest rate was 7.79%.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management and independent legal counsel, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.


Item 5 - Other Information

Effective May 1, 1996, the Company formed two wholly-owned subsidiaries. The subsidiaries, Lancer Capital Corporation, as the General Partner, and Lancer Investment Corporation, as the Limited Partner, established a limited partnership into which the Company transferred substantially all of its U.S. domestic assets. The limited partnership, Lancer Partnership, Ltd., has retained substantially all of the Company's domestic employees and all of its management team. As such, the limited partnership has become the operating entity for the Company's domestic manufacturing, marketing, sales and product development activities. Management believes that the formation of such an entity will facilitate administrative operations and reduce expenses.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits:

      10.25 Ninth Amendment to Loan Agreement and Loan Documents, dated April 1, 1996
      10.26 Tenth Amendment to Loan Agreement and Loan Documents, dated May 1, 1996

 (b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LANCER CORPORATION
(Registrant)



May 14, 1996
                    By:/s/ George F.Schroeder
                       George F. Schroeder
                       President and CEO



May 14, 1996        By:/s/ John P. Herbots
                       John P. Herbots
                       Chief Financial Officer