Form 10-Q
period 1996-06-30
LANCER CORP /TX/
filed 1996-08-14
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For the quarter ended June 30, 1996            Commission file number 0-13875


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

                                YES         X              NO
                                        --------                   --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.
                                                    Shares outstanding as of
Title                                                     August 2, 1996

Common stock, par value $.01 per share                      5,813,849

Part I - Financial Information

Item 1 - Financial Statements

                                         LANCER CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                          June 30,                     December 31,
                                                                            1996                           1995
                                                                     -------------------            -------------------
                                                                        (Unaudited)

Current assets:

  Cash                                                             $          1,626,030           $            754,352
                                                                     -------------------            -------------------
  Receivables:
    Trade accounts and notes                                                 20,018,035                     14,431,531
    Other                                                                       276,747                        272,214
                                                                     -------------------            -------------------
                                                                             20,294,782                     14,703,745
    Less allowance for doubtful accounts                                       (85,000)                       (85,000)
                                                                     -------------------            -------------------
      Net receivables                                                        20,209,782                     14,618,745
                                                                     -------------------            -------------------
  Inventories (note 2)                                                       23,303,112                     20,031,758
  Prepaid expenses                                                              377,818                        146,776
  Deferred income taxes                                                          63,912
                                                                                                                     -
                                                                     -------------------            -------------------
      Total current assets                                                   45,580,654                     35,551,631
                                                                     -------------------            -------------------


Property, plant and equipment, at cost:
  Land                                                                        1,327,663                        977,888
  Buildings                                                                   9,658,221                      7,950,514
  Machinery and equipment                                                    13,977,234                     13,255,089
  Tools and dies                                                              8,498,450                      7,927,246
  Leaseholds, office equipment and vehicles                                   6,462,646                      4,969,712
  Construction in progress                                                      100,000                      1,361,906
                                                                     -------------------            -------------------
                                                                             40,024,214                     36,442,355
  Less accumulated depreciation and amortization                           (18,468,110)                   (17,242,089)
                                                                     -------------------            -------------------
    Net property, plant and equipment                                        21,556,104                     19,200,266
                                                                     -------------------            -------------------

Long-term receivables                                                           489,836                        512,388
Intangibles and other assets,
    at cost, less accumulated amortization                                    2,680,541                      2,679,578
                                                                     -------------------            -------------------

                                                                   $         70,307,135           $         57,943,863
                                                                     ===================            ===================

          See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS (continued)

                                         LIABILITIES AND SHAREHOLDERS EQUITY
                                                                          June 30,                     December 31,
                                                                            1996                           1995
                                                                     -------------------            -------------------
                                                                        (Unaudited)
Current liabilities:
  Accounts payable                                                 $          9,268,019           $          5,645,063
  Current installments of long-term debt                                      1,506,016                      1,448,093
  Line of credit with bank (note 3)                                          12,000,000                      7,000,000
  Deferred revenue                                                              281,448                        815,901
  Accrued expenses and other liabilities                                      2,833,369                      2,882,886
  Income taxes payable                                                          838,326                        487,395
                                                                     -------------------            -------------------
    Total current liabilities                                                26,727,178                     18,279,338

Deferred income taxes                                                           925,897                        996,409
Other long-term liabilities                                                     760,000                        700,000
Long-term debt, excluding current installments (note 3)                       4,663,518                      5,397,574
Deferred revenue                                                              3,062,152                      1,505,600
                                                                     -------------------            -------------------

    Total liabilities                                                        36,138,745                     26,878,921
                                                                     -------------------            -------------------

Shareholders' equity (note 4):

  Preferred stock, without par value:
   5,000,000 shares authorized, none issued                                   -                              -

  Common stock, $.01 par value:
   10,000,000 shares authorized; 5,813,876 and 5,808,331
   issued and outstanding in 1996 and 1995, respectively                         58,139                         38,722

  Additional paid-in capital                                                  9,856,500                      9,852,713

  Cumulative translation adjustment                                             213,997
                                                                                                                     -

  Retained earnings                                                          24,039,754                     21,173,507
                                                                     -------------------            -------------------

    Total shareholders' equity                                               34,168,390                     31,064,942
                                                                     -------------------            -------------------

                                                                   $         70,307,135           $         57,943,863
                                                                     ===================            ===================


          See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                Three Months Ended                            Six Months Ended
                                          June 30,              June 30,               June 30,              June 30,
                                            1996                  1995                   1996                  1995
                                     -------------------    ------------------     ------------------    ------------------

Net sales                          $         25,333,813   $        21,312,939    $        48,786,078   $        41,654,156
Cost of sales                                19,309,635            17,050,352             37,152,031            33,523,325
                                     -------------------    ------------------     ------------------    ------------------
    Gross profit                              6,024,178             4,262,587             11,634,047             8,130,831

Selling, general and
  administrative expenses                     3,380,245             2,355,053              6,584,892             4,989,199
                                     -------------------    ------------------     ------------------    ------------------

    Operating income                          2,643,933             1,907,534              5,049,155             3,141,632
                                     -------------------    ------------------     ------------------    ------------------

Other income (expense):
  Interest expense                            (378,456)             (297,609)              (807,365)             (518,923)
  Interest and other income, net                169,933               451,579                368,296               994,969
                                     -------------------    ------------------     ------------------    ------------------
                                              (208,523)               153,970              (439,069)               476,046
                                     -------------------    ------------------     ------------------    ------------------

    Earnings before income taxes              2,435,410             2,061,504              4,610,086             3,617,678
                                     -------------------    ------------------     ------------------    ------------------

Income taxes expense (benefit):
  Current                                       949,757               727,023              1,814,351             1,440,396
  Deferred                                     (40,219)                20,078               (70,512)             (106,297)
                                     -------------------    ------------------     ------------------    ------------------
                                                909,538               747,101              1,743,839             1,334,099
                                     -------------------    ------------------     ------------------    ------------------

    Net earnings                   $          1,525,872   $         1,314,403    $         2,866,247   $         2,283,579
                                     ===================    ==================     ==================    ==================

Weighted average common and
    common equivalent shares                  6,073,863             5,976,273              6,046,832             5,972,897
                                     ===================    ==================     ==================    ==================

Net earnings per share             $                      $                      $                     $
                                                   0.25                  0.22                   0.47                  0.38
                                     ===================    ==================     ==================    ==================


          See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                        Six Months Ended
                                                                                 June 30,                  June 30,
                                                                                   1996                      1995
                                                                           ----------------------    ----------------------

Cash flow from operating activities:
     Net earnings                                                        $             2,866,247   $             2,283,579

     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                                                  1,232,021                 1,085,095
        Loss on sale and disposal of assets                                                1,382                    12,173
        Cumulative effect of the translation adjustment                                  213,997                         -
        Changes in assets and liabilities:
            Receivables                                                              (5,568,485)               (5,865,856)
            Refundable income taxes                                                           -                    342,981
            Prepaid expenses                                                           (231,042)                 (169,310)
            Deferred income taxes                                                       (63,912)                         -
            Inventories                                                              (3,271,354)                 3,870,441
            Other assets                                                                 (6,963)                   424,266
            Accounts payable                                                           3,622,956                    69,468
            Accrued expenses                                                            (49,517)                    78,147
            Income taxes payable                                                         350,931                   440,919
            Deferred revenue                                                           1,022,099                         -
            Deferred Federal income taxes                                               (70,512)                 (106,297)
            Other long-term liabilities                                                  60,000                    120,000
                                                                           ----------------------    ---------------------
     Net cash provided by operating activities                                           107,848                 2,585,606
                                                                           ----------------------    ---------------------

Cash flow from investing activities:
        Proceeds from sale of assets
                                                                                             200                    14,601
        Acquisition of property, plant and equipment                                 (3,583,441)               (3,749,091)
                                                                           ----------------------    ---------------------
Net cash used in investing activities                                                (3,583,241)               (3,734,490)
                                                                           ----------------------    ---------------------

Cash flow from financing activities:
        Net (repayment) borrowings under line of credit agreements                     5,000,000                   200,000
        Proceeds from issuance of long-term debt                                               -                 1,524,000
        Retirement of long-term debt                                                   (676,133)                 (929,612)
        Proceeds from exercise of stock options                                          23,204                      2,112
                                                                           ----------------------    ---------------------
Net cash provided by financing activities                                              4,347,071                   796,500
                                                                           ----------------------    ---------------------
Net (decrease) increase in cash                                                          871,678                 (352,384)
Cash at beginning of year                                                                754,352                 2,102,390
                                                                           ----------------------    ---------------------
Cash at end of period                                                    $             1,626,030   $             1,750,006
                                                                           ======================    =====================

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

     All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995 Annual Report on Form 10-K.

     Earnings per share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted earnings per share would not be different than earnings per common and common equivalent share. On July 9, 1996, the Company effected a three-for-two stock split accounted for as a dividend. Prior year weighted average shares outstanding and prior year per share amounts have been restated accordingly. 2. Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:

                                               June 30,                   December 31,
                                                 1996                         1995
                                          --------------------         -------------------
Finished Goods                          $           3,632,318        $           4,558,742
Work in process                                    13,848,213                   11,982,620
Raw material and supplies                           5,822,581                    3,490,396
                                          --------------------         -------------------
                                        $          23,303,112        $          20,031,758
                                          ====================         ===================


3.       Long-term Debt and Line of Credit

On July 15, 1996, the Company entered into an agreement with two banks to replace the existing credit agreements with $42.5 million in new credit facilities (the Credit Facilities). The terms of the Credit Facilities require the Company to maintain certain financial ratios and other covenants. Advances bear interest based upon either the London Interbank Offered Rates (LIBOR) or upon, and fluctuating with, the lender's prime rate.

4.       Stock Dividends

On May 23, 1996, the Companys Board of Directors authorized a three-for-two stock split effected in the form of a dividend to be distributed on July 9, 1996 to shareholders of record as of June 25, 1996. Shareholders equity has been restated to give retroactive recognition to the stock split in the current period by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock dividend. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Companys common stock have been restated.

Item 2 - Managements Discussion and Analysis of Financial Condition and Results
           of Operations

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1996 and 1995
- ------------------------------------------------------------------

     Net sales for the quarter ended June 30, 1996, increased by $4.0 million, or 18.9%, to $25.3 million from $21.3 million for the same period last year. This increase reflects a general increase in demand for most of the Companys core product lines with particular emphasis on ice-cooled dispensers and dispensing towers and combined operations from Glenn Pleass Holdings, Pty. Ltd.
(GPH). International sales totaled $9.4 million, or 37.1% of net sales, for the quarter ended June 30, 1996, an increase of $1.8 million, or 23.7%, from $7.6 million, or 35.6% of net sales, for the same period last year.

     Due to the increase in sales, the gross profit recognized for the second quarter of 1996 increased by $1.7 million, or 41.3%, to $6.0 million from $4.3 million for the same quarter last year, while gross margin for the period (represented as a percentage of net sales) increased to 23.8% from 20.0% in the same period of 1995. These increased margins are primarily due to reductions in manufacturing and overhead costs. Selling, general and administrative costs during the quarter ended June 30, 1996, increased by $1.0 million, or 43.5%, to $3.4 million from $2.4 million for the same quarter last year. This increase reflects higher selling and engineering research and development expenses, and the combined costs of the Company and GPH, its wholly-owned Australian subsidiary acquired in December 1995.

     Interest expense for the three months ended June 30, 1996 increased $80 thousand, or 27.2%, to $378 thousand from $298 thousand for the same period last year, reflecting higher average bank debt in 1996.

     Other income for the three months ended June 30, 1996 decreased by $282 thousand, or (62.4%), from $452 thousand for the same period in 1995, due primarily from a decrease in commissions earned under a sales representative agreement for the sale of beverage coolers.

     Income tax expense for the three months ended June 30, 1996, increased by 21.7%, to $910 thousand from $747 thousand for the same period in 1995. This increase is directly related to the increase in earnings.

     Net earnings for the three months ended June 30, 1996, increased by $211 thousand, or 16.1%, to $1.5 million ($0.25 per share) from $1.3 million ($0.22 per share) for the same period in 1995. This increase was primarily due to improved gross margins.


Comparison of the Six-Month Periods Ended June 30, 1996 and 1995
- ----------------------------------------------------------------
     Net sales for the six-month period ended June 30, 1996, increased by $7.1 million, or 17.1%, to $48.8 million from $41.7 million for the same period in 1995. This increase reflects a general increase in demand for most product lines, strong sales of new product lines and combined sales of the Company and GPH. International sales totaled $20.1 million, or 41.3% of net sales, for the six months ended June 30, 1996, an increase of $6.9 million, or 52.3%, from $13.2 million, or 31.6% of net sales, for the same period last year.

     Gross profit for the six months ended June 30, 1996 increased by $3.5 million, or 43.1%, to $11.6 million from $8.1 million for the same period in 1995, while gross margin for the period (represented as a percentage of net sales) increased to 23.8% from 19.5% in the same period in 1995 reflecting the impact of increased sales and reductions in manufacturing and overhead costs.

     Selling,general and administrative expenses for the six-month period ended June 30, 1996, increased by $1.6 million, or 32.0%, to $6.6 million from $5.0 million for the same period in 1995. This increase was due primarily to higher selling and engineering research and development expenses.

     Interest expense for the first six months of 1996 increased by $288 thousand, or 55.6%, to $807 thousand from $519 thousand for the same period last year. This increase reflects higher average bank debt resulting from the expansion of the Companys facilities in Mexico.

     Interest and other income for the six months ended June 30, 1996, decreased by $627 thousand, or 63.0%, to $368 thousand from $995 thousand for the same period in 1995. This decrease was due primarily to lower commissions earned under a sales representative agreement and significant foreign currency exchange gains recognized in the prior year.

     Income tax expense for the six months ended June 30, 1996, increased by 30.7%, to $1.7 million from $1.3 million for the same period in 1995. This increase was primarily due to increased earnings.

     Net earnings for the six months ended June 30, 1996, increased by $583 thousand, or 25.5%, to $2.9 million ($0.47 per share) from $2.3 million ($0.38 per share) for the same period in 1995. The increase was primarily due to increased sales and improvements in gross margin.

Liquidity and Capital Resources
- -------------------------------
The net increase in cash for the six months ended June 30, 1996 was approximately $872 thousand compared to a decrease of approximately $352 thousand for the same period in the prior year. On July 15, 1996, the Company entered into an agreement with two banks to replace the existing credit agreements with $42.5 million in new credit facilities. The loans are due in five years, and provide financing for working capital requirements, potential acquisitions, and for capital spending, including the expansion of the Companys facilities in San Antonio, Texas and Piedras Negras, Mexico. The Company believes the new credit arrangements, together with cash on hand and cash from operations, will be sufficient to fund the Companys activities for the foreseeable future at more favorable rates than the previous credit facilities.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management and independent legal counsel, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Companys financial position or results of operations.
Item 4 - Submission of Matters to a Vote of Security Holders

During The Lancer Corporation Annual Meeting of Shareholders held on May 23, 1996, the Shareholders approved the Companys 1996 Stock Incentive Plan (the 1996 Plan) which reserves 150,000 shares of Common Stock for issuance upon exercise of options to be granted under the Plan. Of the then outstanding shares, 3,232,509 voted for the 1996 Plan and 123,293 voted against.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.27 Credit Agreement, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmens National Bank of St. Louis
10.28 Term A Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmens National Bank of St. Louis
10.29 Term B Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmens National Bank of St. Louis
10.30 Revolving Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmens National Bank of St. Louis
10.31 Acquisition Note, dated July 15,1996,  between Lancer  Corporation and
      The Frost National Bank and The Boatmens National Bank of St. Louis
10.32 Stock Pledge, dated July 15,1996, between Lancer Corporation and The Frost National Bank
10.33 Parent and Affiliate Guaranties, dated July 15,1996, between Lancer Corporation or its subsidiaries and The Frost National Bank

(b)      Reports on Form 8-K

No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LANCER CORPORATION
(Registrant)




August 13, 1996                      By:  /s/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO




August 13, 1996                      By:  /s/ John P. Herbots
                                          John P. Herbots
                                          Chief Financial Officer