Form 10-Q
period 1996-09-30
LANCER CORP /TX/
filed 1996-11-12
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996         Commission file number 0-13875


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

                                                       Shares outstanding as of
     Title                                                     November 1, 1996

Common stock, par value $.01 per share                                5,813,849

Part I - Financial Information

Item 1 - Financial Statements

                                         LANCER CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS

                                                                       September 30,                   December 31,
                                                                            1996                           1995
                                                                     -------------------            -------------------
                                                                        (Unaudited)

Current assets:
  Cash                                                             $          2,378,746           $            754,352
                                                                     -------------------            -------------------
  Receivables:
    Trade accounts and notes                                                 19,676,794                     14,431,531
    Other                                                                       285,511                        272,214
                                                                     -------------------            -------------------
                                                                             19,962,305                     14,703,745
    Less allowance for doubtful accounts                                        (85,000)                       (85,000)
                                                                     -------------------            -------------------
      Net receivables                                                        19,877,305                     14,618,745
                                                                     -------------------            -------------------
  Inventories (note 2)                                                       27,055,555                     20,031,758
  Prepaid expenses                                                              330,547                        146,776
  Deferred income taxes                                                          64,245                              -
                                                                     -------------------            -------------------
      Total current assets                                                   49,706,398                     35,551,631
                                                                     -------------------            -------------------

Property, plant and equipment, at cost:
  Land                                                                        1,307,663                        977,888
  Buildings                                                                   9,621,070                      7,950,514
  Machinery and equipment                                                    14,746,329                     13,255,089
  Tools and dies                                                              8,382,559                      7,927,246
  Leaseholds, office equipment and vehicles                                   6,220,615                      4,969,712
  Construction in progress                                                    1,974,435                      1,361,906
                                                                     -------------------            -------------------
                                                                             42,252,671                     36,442,355
  Less accumulated depreciation and amortization                            (19,078,069)                   (17,242,089)
                                                                     -------------------            -------------------
    Net property, plant and equipment                                        23,174,602                     19,200,266
                                                                     -------------------            -------------------

Long-term receivables                                                           437,592                        512,388
Intangibles and other assets,
    at cost, less accumulated amortization                                    2,742,101                      2,679,578
                                                                     -------------------            -------------------

                                                                   $         76,060,693           $         57,943,863
                                                                     ===================            ===================

                  See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS (continued)

                                         LIABILITIES AND SHAREHOLDERS EQUITY


                                                                       September 30,                   December 31,
                                                                            1996                           1995
                                                                     -------------------            -------------------
                                                                        (Unaudited)
Current liabilities:
  Accounts payable                                                 $          7,627,998           $          5,645,063
  Current installments of long-term debt                                        850,000                      1,448,093
  Line of credit with bank (note 3)                                          14,900,000                      7,000,000
  Deferred revenue                                                              365,102                        815,901
  Accrued expenses and other liabilities                                      4,161,989                      2,882,886
  Income taxes payable                                                          183,932                        487,395
                                                                     -------------------            -------------------
    Total current liabilities                                                28,089,021                     18,279,338

Deferred income taxes                                                         1,033,540                        996,409
Other long-term liabilities                                                     790,000                        700,000
Long-term debt, excluding current installments (note 3)                       7,850,000                      5,397,574
Deferred revenue                                                              2,616,092                      1,505,600
                                                                     -------------------            -------------------

    Total liabilities                                                        40,378,653                     26,878,921
                                                                     -------------------            -------------------

Shareholders' equity (note 4):

  Preferred stock, without par value:
   5,000,000 shares authorized, none issued                                           -                              -

  Common stock, $.01 par value:
   10,000,000 shares authorized; 5,813,849 and 3,872,221
   issued and outstanding in 1996 and 1995, respectively                         58,138                         38,722

  Additional paid-in capital                                                  9,856,501                      9,852,713

  Cumulative translation adjustment                                             218,896                              -

  Retained earnings                                                          25,548,505                     21,173,507
                                                                     -------------------            -------------------

    Total shareholders' equity                                               35,682,040                     31,064,942
                                                                     -------------------            -------------------

                                                                   $         76,060,693           $         57,943,863
                                                                     ===================            ===================

                   See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                Three Months Ended                            Nine Months Ended
                                       September 30,          September 30,          September 30,         September 30,
                                            1996                  1995                   1996                  1995
                                     -------------------    ------------------     ------------------    ------------------

Net sales                          $         27,605,585   $        17,375,660    $        76,391,663   $        59,029,816
Cost of sales                                21,191,957            13,700,527             58,343,988            47,223,852
                                     -------------------    ------------------     ------------------    ------------------
    Gross profit                              6,413,628             3,675,133             18,047,675            11,805,964

Selling, general and
  administrative expenses                     4,085,332             2,631,924             10,670,224             7,621,123
                                     -------------------    ------------------     ------------------    ------------------

    Operating income                          2,328,296             1,043,209              7,377,451             4,184,841
                                     -------------------    ------------------     ------------------    ------------------

Other income (expense):
  Interest expense                            (306,971)             (215,072)            (1,114,336)             (733,995)
  Interest and other income, net                303,423               356,138                671,719             1,351,107
                                     -------------------    ------------------     ------------------    ------------------
                                                (3,548)               141,066              (442,617)               617,112
                                     -------------------    ------------------     ------------------    ------------------

    Earnings before income taxes              2,324,748             1,184,275              6,934,834             4,801,953
                                     -------------------    ------------------     ------------------    ------------------

Income tax expense (benefit):
  Current                                       708,353               312,317              2,522,704             1,752,713
  Deferred                                      107,643                58,277                 37,131              (48,020)
                                     -------------------    ------------------     ------------------    ------------------
                                                815,996               370,594              2,559,835             1,704,693
                                     -------------------    ------------------     ------------------    ------------------

    Net earnings                   $          1,508,752   $           813,681    $         4,374,999   $         3,097,260
                                     ===================    ==================     ==================    ==================

Weighted average common and
    common equivalent shares                  6,080,504             6,005,490              6,060,891             5,984,447
                                     ===================    ==================     ==================    ==================

Net earnings per share             $               0.25   $              0.14    $              0.72   $              0.52
                                     ===================    ==================     ==================    ==================



                 See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                         Nine Months Ended
                                                                               September 30,             September 30,
                                                                                   1996                      1995
                                                                           ----------------------    ----------------------

Cash flow from operating activities:
     Net earnings                                                        $             4,374,999   $             3,097,260

     Adjustments to reconcile net earnings to net
       cash (used) provided by operating activities:
        Depreciation and amortization                                                  1,844,980                 1,640,587
        Loss on sale and disposal of assets                                              (15,485)                   12,845
        Cumulative effect of the translation adjustment                                  218,896                         -
        Changes in assets and liabilities:
            Receivables                                                               (5,183,764)               (4,146,840)
            Refundable income taxes                                                            -                   342,981
            Prepaid expenses                                                            (183,771)                  (98,673)
            Inventories                                                               (7,023,797)                3,713,524
            Other assets                                                                 (71,524)                  410,350
            Accounts payable                                                           1,982,935                (1,222,426)
            Accrued expenses                                                           1,279,103                 1,393,055
            Income taxes payable                                                        (303,463)                  150,731
            Deferred revenue                                                             659,693                         -
            Deferred income taxes                                                        (27,114)                  (48,019)
            Other long-term liabilities                                                   90,000                   180,000
                                                                           ----------------------    ----------------------
Net cash (used) provided by operating activities                                      (2,358,312)                5,425,375
                                                                           ----------------------    ----------------------

Cash flow from investing activities:
        Proceeds from sale of assets                                                      43,625                    19,201
        Acquisition of property, plant and equipment                                  (5,838,456)               (4,865,656)
                                                                           ----------------------    ----------------------
Net cash used in investing activities                                                 (5,794,831)               (4,846,455)
                                                                           ----------------------    ----------------------

Cash flow from financing activities:
        Net (repayment) borrowings under line of credit agreements                     7,900,000                (2,400,000)
        Proceeds from issuance of long-term debt                                       8,301,883                 1,929,000
        Retirement of long-term debt                                                  (6,447,550)               (1,231,225)
        Proceeds from exercise of stock options                                           23,204                    33,496
                                                                           ----------------------    ----------------------
Net cash provided (used) by financing activities                                       9,777,537                (1,668,729)
                                                                           ----------------------    ----------------------
Net (decrease) increase in cash                                                        1,624,394                (1,089,809)
Cash at beginning of year                                                                754,352                 2,102,390
                                                                           ----------------------    ----------------------
Cash at end of period                                                    $             2,378,746   $             1,012,581
                                                                           ======================    ======================

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

2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:


                                        September 30,              December 31,
                                            1996                       1995
                                     ----------------           ---------------
 Finished Goods                      $    6,994,323              $   4,558,742
 Work in process                         15,892,664                 11,982,620
 Raw material and supplies                4,168,568                  3,490,396
                                     ----------------           ---------------
                                     $   27,055,555              $  20,031,758
                                     ================            ==============


3.       Long-term Debt and Line of Credit

On July 15, 1996, the Company entered into an agreement with two banks to replace its existing credit agreements with $42.5 million in new credit facilities (the Credit Facilities). The terms of the Credit Facilities require the Company to maintain certain financial ratios and other covenants. Advances bear interest based upon either the London Interbank Offered Rates (LIBOR) or upon, and fluctuating with, the lender's prime rate.

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

5.       Subsequent Event

In October 1996, the Company invested $2.6 million in Lancer FBD Partnership, Ltd., a new joint venture formed to manufacture frozen beverage dispensers. Lancer will own 50% of the joint venture, which will be headquartered in San Antonio, Texas.

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1996 and 1995

Net sales for the quarter ended September 30, 1996 were $27.6 million, a $10.2 million (58.9%) increase from the $17.4 million for the same period in 1995. Domestic and international sales in the 1996 period each increased by $5.1 million over levels of the same period of 1995. The increase was caused by stronger demand for most of the Companys product lines, plus the inclusion of Glenn Pleass Holdings, Pty, Ltd. (GPH), an Australian based wholly-owned subsidiary, which was acquired in December 1995.

Gross profit for the third quarter of 1996 increased to $6.4 million (23.2% of sales) from $3.7 million (21.2 % of sales) in the same quarter last year. The increase was caused by the higher sales level and improved profit margins. The improvement in profit margin was the result of continued reductions in manufacturing and overhead costs.

Selling, general, and administrative expenses were $4.1 million during the quarter ended September 30, 1996, an increase of $1.5 million, or 55.2%, from the third quarter of 1995. Expenses rose because of higher activity levels in support of higher sales and the inclusion of GPH.

Interest expense was $307 thousand in the third quarter of 1996, up from $215 thousand from the 1995 period, reflecting higher average borrowings.

Net earnings for the quarter ended September 30, 1996 were $1.5 million, up 85.4% from the $.8 million earned in the same quarter of 1995.


Comparison of the Nine-Month Periods Ended September 30, 1996 and 1995

Net sales for the nine-month period ended September 30, 1996 were $76.4 million, an increase of $17.4 million (29.4%) from $59.0 million for the same period in 1995. The sales growth reflects strong demand for new and existing products and the inclusion of GPHs sales. International sales were $30.4 million (39.8% of net sales) in the nine months ended September 30, 1996, compared to $18.3 million (31.0% of net sales) for the same period of 1995.

Gross profit for the 1996 period was $18.0 million, up from $11.8 million in the same period of 1995. The improvement in gross profit was caused by higher sales, and by a higher profit margin. The profit margin rose to 23.6% in the first nine months of 1996 from 20.0% in the comparable period of 1995, reflecting reductions in manufacturing and overhead costs.

Selling, general, and administrative expenses were $10.7 million for the nine months ended September 30, 1996, up 40.0% from $7.6 million in the same period of 1995. This increase reflects higher selling, engineering, and research and development expenses, and the inclusion of expenses associated with GPH.

Interest expense in the nine-month period of 1996 was $1.1 million, up from $734 thousand in the same period of 1995. Higher average borrowings caused the increase in interest expense.

Net earnings for the nine months ended September 30, 1996 were $4.4 million, up 41.3% from $3.1 million in the same period of 1995.


Liquidity and Capital Resources

Cash used by operating activities was $2.4 million for the nine months ended September 30, 1996 compared to cash provided by operating activities of $5.4 million for the same period of 1995. Growth in inventory and accounts receivable totaling $12.2 million was the primary use of cash in the 1996 period. The $2.4 million of cash used by operating activities, together with $5.8 million of capital spending, was financed primarily with borrowings under the Companys credit facilities. The Company expects cash from operations, availability under the credit facilities, and cash on hand to be sufficient to fund the Companys growth for the foreseeable future.

On July 15, 1996, the Company entered into an agreement with two banks to replace its existing credit agreements with $42.5 million in new credit facilities. The loans are due in five years, and provide financing for working capital requirements, potential acquisitions, and for capital spending, including the expansion of the Companys facilities in San Antonio, Texas and Piedras Negras, Mexico.


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



LANCER CORPORATION
(Registrant)




November 11, 1996                    By:  /s/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO




November 11, 1996                    By:  /s/ John P. Herbots
                                          John P. Herbots
                                          Chief Financial Officer