Form 10-K
period 1996-12-31
LANCER CORP /TX/
filed 1997-03-31
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission file number 0-13875

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 20, 1997, held by non-affiliates of the registrant was approximately $57,347,272 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 20, 1997, was 5,836,898.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this report and prepared for the 1997 annual meeting of shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

General

Lancer designs, engineers, manufactures and markets fountain soft drink dispensing systems, citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry. During the fourth quarter of 1996, Lancer began marketing frozen beverage dispensers manufactured by a joint venture that is 50% owned by the Company. Lancers products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors and food service chains for use in various food and beverage operations. The Company is a vertically integrated manufacturer whose tooling, production, assembly and testing capabilities enable it to fabricate a substantial portion of the components used in Company products. In addition, the Company is an innovator of new products in the beverage dispensing industry and has a large technical staff supported by state-of-the-art engineering facilities to develop these new products and to enhance existing product lines in response to changing industry requirements and specific customer demands.

The Company was incorporated in Texas on December 18, 1967, and initially manufactured parts for beverage dispensing equipment. The Company designed, engineered, manufactured and marketed its first mechanically cooled soft drink dispensing system in 1971. Since that time, the Company has expanded its engineering and production facilities and has developed new products, including various configurations of the Company's mechanically and ice cooled beverage dispensing systems, syrup pumps, carbonators and other related equipment, accessories and parts.

Strategy

The Companys strategy is to increase sales through (i) its continued emphasis on developing and manufacturing technologically superior, reliable, high quality products, (ii) the development of new and enhanced products in anticipation of market demand and (iii) emphasis on establishing a strategic international manufacturing and distribution network to enhance customer service throughout the world.

In keeping with this strategy, Lancer acquired its Australian subsidiary in the fourth quarter of 1995. In the fourth quarter of 1996, the Company added a new product line by forming a joint venture to develop and manufacture a new frozen beverage dispenser. In the first quarter of 1997, the Company completed the purchase of the assets of a Brazilian manufacturer and marketer of fountain soft drink and beer dispensing equipment. The Brazilian subsidiary is expected to strengthen the Companys position in Latin America. Also, in the first quarter of 1997, Lancer signed a letter of intent to acquire another strategically based manufacturer and marketer of beverage dispensing equipment. The transaction is expected to close in the second quarter of 1997. Finally, the Company continues to internally develop new products and technologies designed to meet customer needs.

The Beverage Dispensing Industry

The manufacture of soft drink and citrus dispensing systems and other related equipment is a rapidly changing industry. Technological changes and improvements continue to be manifested in the development, manufacture and introduction of new products and processes. Manufacturers of such beverage dispensing systems generally sell most of their products to one or more major soft drink companies, licensed bottlers, equipment distributors and food service chains. In order to facilitate sales of their beverage products to end-users, soft drink companies and their affiliates, in turn, sell or lease the dispensing systems to restaurants, convenience stores, concessionaires and other food and beverage operators. Soft drink companies generally recommend that their affiliates purchase beverage dispensing systems from approved manufacturers. Most manufacturers of beverage dispensing systems therefore seek to have their products approved by as many soft drink companies as possible and informal, long-term relationships between certain manufacturers and soft drink companies have become the norm in the industry.

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

Beverage Dispensing Systems

The Company manufactures and sells a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems. These systems are non-coin operated. The type of equipment and configuration of each model varies according to intended use and, to some extent, specific customer needs. The Company's mechanically cooled dispensing systems chill beverages as they run through stainless steel tubing inside a self-contained refrigeration unit. In the Company's ice cooled dispensing systems, the beverage is cooled as it runs through stainless steel tubing encased in an aluminum cold plate which serves as the heat transfer element when covered with ice. Several of the ice cooled systems also dispense ice. The Company manufactures both post-mix and pre-mix dispensing equipment for each of the mechanically cooled and ice cooled systems.

The Company also manufactures and markets self-contained, mechanically cooled citrus dispensing systems for countertop use. The units use electronic controls to dispense preset mix ratios for different flavored juice concentrates. Under an agreement with The Coca-Cola Company, the citrus dispenser may be sold only to The Minute Maid Company, a division of The Coca-Cola Company, or its designated agents.

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of complete dispensing systems for the years ended December 31, 1996, 1995 and 1994, accounted for approximately 53%, 55% and 49% of total net sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and water at a preset ratio. The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The Companys primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market. Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers. For the years ended December 31, 1996, 1995 and 1994, sales of LEV post-mix valves accounted for approximately 16%, 20% and 23% of total net sales, respectively.

Other Related Products and Services

The Company manufactures a carbonator which produces carbonated water for use in beverage systems. For the years ended December 31, 1996, 1995 and 1994, sales of carbonators accounted for approximately 2%, 1% and 4% of total net sales, respectively. The Company manufactures ice bagger machines under an exclusive agreement with Packaged Ice, Inc., an affiliate. Sales of ice bagger machines for the years ended December 31, 1996, 1995 and 1994, accounted for approximately 2%, 1%, and 3% of total net sales, respectively.

The Company also refurbishes, for a fee, various dispensing systems and sells replacement parts in connection with such refurbishments. For the years ended December 31, 1996, 1995 and 1994, revenues generated from these services accounted for approximately 4%, 5%, and 4% of total net sales, respectively.

Other products manufactured by the Company include syrup pumps, stainless steel and brass fittings, carbon dioxide regulator components, disconnect sockets used on five-gallon syrup tanks, quality control testing equipment, recirculating beer equipment and accessories, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems.

Product Research and Development

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment and develops new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 1996, 1995 and 1994, Company-sponsored research and development expenses were $913,000, $737,000, and $695,000, respectively.

Production, Inventory and Raw Materials

The Company manufactures many of the plastic components and other parts used in its products. The Company maintains complete tool and die and mold departments which produce and maintain the necessary tools and molds to manufacture these components. The manufacture of major products generally involves a tooling process using metal dies, fixtures and thermal plastic injection molds. Other manufacturing processes include welding, polishing, painting, tube bending, metal turning, stamping, and assembling of printed circuit boards and wire harnesses.

Substantially all raw materials and parts not manufactured internally are readily available from other commercial sources. The Company has not experienced any significant shortages in the supply of its raw materials and parts over the past several years. Shortages can occur from time to time, however, and could delay or limit the manufacture of the Company's products. Such a disruption could adversely affect the Company's operations. The Company does not stockpile large amounts of raw materials and parts, but attempts to control its inventory through extrapolation of historical production requirements and its specific knowledge of the market. In addition, the Company is able to manufacture some purchased parts that may occasionally be unavailable in desired quantities when needed. There can be no assurances, however, that these measures will be entirely successful or that disruptive shortages will not occur in the future.

Backlog

The Company's manufacturing operations are driven by actual and forecasted customer demand. The Company's backlog of unfilled orders was approximately $
10.1 million, $10.2 million and $7.1 million at December 31, 1996, 1995 and 1994, respectively. It is anticipated that 1996 backlog orders will be filled in 1997.

Marketing and Customers

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Lancer is a preferred supplier to The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 33%, 50% and 46% of the Company's total net sales for the years ended December 31, 1996, 1995 and 1994, respectively. None of the
Companys   customers,   including  The  Coca-Cola  Company,  are  contractually
obligated to purchase minimum volumes of Lancer products. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. Lancer does not expect any significant volume or price reductions in its business with The Coca-Cola Company. If they were to occur, however, such reductions would have a material
adverse  impact  on  the  Companys   financial  position  and  its  results  of
operations.

The Company and The Coca-Cola Company have entered into a master development agreement which governs development of various products. Products that are developed pursuant to this agreement may only be sold to The Coca-Cola Company or its designated agents. The agreement generally provides that The Coca-Cola Company will also retain the rights to any tooling it pays for and any resulting patents. The Company is obligated under the development agreement to make available its manufacturing capabilities for the benefit of The Coca-Cola Company as they relate to, and are required for, selected projects. The Company supplies engineering and research and development personnel, designs, develops and creates prototypes, and obtains either an exclusive or a non-exclusive license to manufacture and market the resulting products. Generally, the Company warrants all such products for one year. The Coca-Cola Company may terminate the development agreement at any time, subject to certain conditions.

Additionally, the Company and The Coca-Cola Company have entered into certain warehousing agreements under which the Company warehouses new and used products owned by The Coca-Cola Company, as well as agreements which provide for the refurbishment of used dispensing equipment owned by The Coca-Cola Company. During 1996, the Company expanded the scope of its warehousing arrangement with The Coca-Cola Company.

International Sales

For the years ended December 31, 1996, 1995 and 1994, the Company's total net sales derived from sales to customers in foreign countries were approximately 43%, 35% and 29% , respectively. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, and Asia. The Company manufactures product in Mexico and Australia, and operates a warehouse in Russia.(See note 9)

The Company's foreign sales and operations could be adversely affected by foreign currency fluctuations, exchange controls, tax policies, deterioration of foreign economies, the expropriation of Company property, and other political actions and economic events. Although the Company attempts to limit such risks, there can be no assurance that these efforts will be successful.

During the first quarter of 1997, the Company completed the purchase of a Brazilian manufacturer and marketer of beverage dispensing equipment. The acquired business produced 1996 net sales of approximately $14 million.

Competition

The business of manufacturing and marketing beverage dispensing systems and related equipment is highly competitive and is characterized by rapidly changing technology. Competition is primarily based upon product suitability, reliability, technological development and expertise, price, product warranty and delivery time. In addition, the Company frequently competes with companies having substantially greater financial resources than the Company. The Company has been able to compete successfully in the past, and believes it will be able to do so in the future.

Employees

As of December 31, 1996, the Company had 1,376 full-time employees of whom 77 were engaged in engineering and technical support, 1,143 in manufacturing, 62 in marketing and sales and 94 in general management and administrative positions. While the majority of the employees work at the Company's facilities in San Antonio, Texas, 454 employees work at the Company's maquiladora and related companies located in Piedras Negras, Mexico, and 73 employees are employed by the Companys Australian subsidiary. Certain sales representatives are located in various parts of the U.S., Mexico, Europe and the Far East. None of the U.S. employees are represented by a union or are subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.

Intellectual Property

The Company presently owns 36 United States patents and numerous corresponding foreign patents. It has 13 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. The patents have a remaining life of 6 to 19 years. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

The Company seeks to improve its products and to obtain patents on these improvements. As a result, the Company believes its patent portfolio will expand, thereby lessening its reliance on any one particular patent. The Company also believes its competitive position is enhanced by its existing patents and that any future patents will continue to enhance this position. However, there can be no assurance that the Company's existing or future patents will continue to provide a competitive advantage, nor can there be any assurance that the Company's competitors will not produce non-infringing competing products.

In addition to Company-owned patents, Lancer has assigned numerous patents to the Company's customers, primarily The Coca-Cola Company. These patents are the result of special development projects between Lancer and its customers. These projects are typically paid for by the customer, with Lancer either retaining licenses to manufacture the products covered by these patents for the customer, or granting such licenses to the customer. The Company occasionally acquires patent protection for products that are complimentary to products whose patents are controlled by third parties.

The name Lancer is the federally registered trademark of the Company. It is also registered in many foreign countries. In certain instances, the Company grants a non-exclusive license to its distributors, primarily foreign, to use the trademark subject to control by the Company.

Environmental Matters

The Company's operations are subject to increasingly stringent federal, state, local, and foreign laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous waste, the discharge of pollutants into the air and into surface and ground water, and the manufacture and disposal of certain substances.

There are no material environmental claims pending or, to the Company's knowledge, threatened against the Company. The Company also believes that its operations are in material compliance with current U.S., state, and foreign laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, the Company can provide no assurances that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2.   PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling 516,038 square feet, including three buildings owned by Lancer covering approximately 144,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. A 218,000 square foot expansion is under construction at the Companys primary San Antonio facility. In 1997, the Company expects to begin construction on approximately 30,000 square feet of office space at its primary San Antonio facility. The addition is expected to be completed in late 1997 or early 1998. The Company owns and operates facilities located in Piedras Negras, Mexico that consist of 127,495 square feet of completed space plus 56,000 square feet of space under construction. The Company also leases a 4,000 square foot sales office in Monterrey, Mexico, and a 38,284 square foot plant in Beverley, South Australia, a suburb of Adelaide. Facilities under lease account for 431,322 square feet of space. The Company also owns a building in Chicago, Illinois, with approximately 47,000 square feet of space, of which a major portion is currently leased to outside tenants. The lease expires March 31, 1997, and the building is under contract to be sold.

Total net rent expense was $1,223,000,  $712,000, and $776,000 in 1996, 1995 and
1994, respectively. Included in total rent expense in 1996 is $89,000 for certain properties that are leased from a partnership controlled by certain shareholders. See Note 5 of Notes to Consolidated Financial Statements and Certain Relationships and Related Transactions for more information.


ITEM 3.   LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's  common stock is currently  traded on the American  Stock Exchange
(ASE) under the symbol LAN. The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated. Prices are adjusted for three-for-two stock dividends effective July 9, 1996 and July 11, 1995

Market Price For Common Stock

                              1996                             1995
Quarter                       High           Low               High            Low
-----------------------    --------------------------       ---------------------------
First                          $12.00          $9.08              $8.22          $6.83
Second                          15.83          10.83               9.05           7.22
Third                           14.92          12.00              10.59           9.33
Fourth                          20.88          13.00              10.67           8.67

On March 20, 1997, the closing price of the Company's common stock, as reported by the ASE, was $19.63 per share. On that date, there were 167 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a cash dividend on the common stock to date. It is a general policy of the Company to retain future earnings to support future growth.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                     Years Ended December 31,
                                           ------------------------------------------------------------------------------
                                                1996             1995           1994            1993           1992
                                           ---------------   -------------  -------------   -------------  --------------
Operating Data:
     Net sales                                  $ 102,308         $75,912        $70,900         $56,661         $44,729
     Gross profit                                  24,554          16,075         14,193          10,482           7,891
     Selling, general and
        administrative expenses                   (14,434)         (9,880)        (9,239)         (7,157)         (6,409)
     Operating income                              10,120           6,195          4,954           3,325           1,482
     Interest expense                              (1,588)           (981)          (755)           (795)           (884)
     Interest and other income, net                   616           1,489            354           1,060             911
     Earnings before income taxes
        and extraordinary item                      9,148           6,703          4,553           3,590           1,509
     Income tax expense                             3,415           2,612          1,602           1,416             451
     Net earnings                                   5,733           4,091          2,951           2,174           1,465
     Net earnings per share*                 $       0.94       $    0.68      $    0.52       $    0.40       $    0.28
     Weighted average shares outstanding*           6,076           5,989          5,674           5,388           5,298

      * Per share amounts have been restated to reflect a three-for-two stock dividend effective July 11, 1995 and July 9, 1996

                                                                        As of December 31,
                                           ------------------------------------------------------------------------------
                                                1996             1995           1994            1993           1992
                                           ---------------   -------------  -------------   -------------  --------------
Balance Sheet Data:
     Total assets                              $   82,009         $57,944        $46,896         $38,902         $37,762
     Short-term debt                               13,553           8,448          7,409           7,159           6,522
     Long-term debt, less
        current installments                       15,459           5,398          3,397           2,575           3,589
     Shareholders' equity                          37,036          31,065         26,919          20,325          17,923

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's Consolidated Financial Statements, related notes and other financial information included elsewhere in this filing.

Results of Operations


Comparison of the Years Ended December 31, 1996 and December 31, 1995

Net sales for the year ended December 31, 1996 increased by $26.4 million, or 34.8%, to $102.3 million from $75.9 million in 1995. This increase was driven primarily by the inclusion of the Companys Australian subsidiary for a full year, and by strong sales across most product lines. Excluding sales of the Australian subsidiary, sales of mechanically cooled dispensers rose 42%, sales of ice cooled dispensers rose 69%, and spare parts sales increased 56%. Sales of citrus dispensers declined 35% from 1995 levels, as the Company introduced a major new product line. International sales represented 43% of the net sales for the year ended December 31, 1996, compared to 35% for the prior year.

Gross profit for the year ended December 31, 1996 increased by $8.5 million, or 52.8%, to $24.6 million from $16.1 million for the prior year, due to the higher sales and an improvement in manufacturing gross margin to 24.0% in 1996 from 21.2% in 1995. This improvement reflects product mix changes and managements ongoing efforts to control costs through manufacturing process enhancements.

Selling, general and administrative expenses for the year ended December 31, 1996 were $14.4 million, (14.1% of sales), up from $9.9 million (13.0% of sales) in 1995. The increase was primarily driven by increased worldwide selling expenses, by an increase in company-sponsored research and development expense, and by a general increase in personnel to support the Companys growth.

Interest expense for the year ended December 31, 1996 was $1.6 million, up from $0.9 million in 1995. This increase resulted from higher average borrowings to fund asset growth. The Companys income tax rate was 37% in 1996 compared to 39% in 1995. The lower rate was primarily the result of tax planning relating to foreign and state taxes.

Net earnings for the year ended December 31, 1996 were $5.7 million, a 39.0% increase over the $4.1 million earned in 1995. Net earnings per share improved 38.2% to $0.94 in 1996 from $0.68 in 1995.


Comparison of the Years Ended December 31, 1995 and December 31, 1994

Net sales for the year ended December 31, 1995 increased by $5.0 million, or 7.1%, to $75.9 million from $70.9 million for the prior year. This increase was caused primarily by a 39% increase in shipments of citrus dispensers, a 22% increase in ice cooled dispensers, and a 28% increase in spare part sales. International sales accounted for 35.0% of net sales for the year ended December 31, 1995, as compared to 29.0% for the prior year.

Gross profit for the year ended December 31, 1995 increased by $1.9 million, or 13.3%, to $16.1 million from $14.2 million for the prior year, due to an improvement in manufacturing gross margin to 21.2% in 1995 from 20.0% in 1994. This improvement reflects product mix changes and lower manufacturing and support costs. In 1995, the Company continued to benefit from further reductions in labor costs as a result of moving additional assembly and manufacturing operations to its maquiladora plant in Piedras Negras, Mexico.

Selling, general and administrative expenses for the year ended December 31, 1995 increased by approximately $0.7 million, or 6.9%, to $9.9 million from $9.2 million for the prior year. This increase reflected additional engineering costs for new product development and technical support, increased selling expenses to sustain a higher level of sales, and higher variable costs related to those sales.

Interest expense for the year ended December 31, 1995, increased approximately $226,000, or 30.0%, to $981,000 from $755,000 for the prior year. This increase resulted from increased average borrowings, due primarily to funding requirements for construction of the Companys expanded facilities in Mexico.

Interest and other income for the year ended December 31, 1995, increased by approximately $1.1 million, or 321.2%, to $1.5 million from $354,000 for the prior year. The increase was due primarily to increased sales commissions of $716,000 related to sales of beverage coolers, and an increase of $50,000 in warehousing cost reimbursements from The Coca-Cola Company.

The Companys income tax rate was 39% in 1995, compared to 35% in 1994. The increase was driven by higher state taxes and nondeductible foreign losses.

Net earnings for the year ended December 31, 1995, increased by approximately $1.1 million, or 38.7%, to $4.1 million ($0.68 per share) from $3.0 million ($0.52 per share) for the prior year. This increase was due primarily to increased net sales, an improvement in operating income and an increase in other income.

Liquidity and Capital Resources

Cash used in operations was $3.3 million in 1996, compared to cash provided by operations of $7.1 million in 1995. Record earnings in 1996 were more than offset by increases in inventory and accounts receivable. Lancers strong sales growth caused part of the increase in current assets. The addition of several new product lines also contributed to the inventory increase. Management is focused on managing current assets aggressively in 1997.

Capital expenditures were $9.1 million in 1996, up from $7.9 million in 1995. In 1996, Lancer began construction on a 218,000 square foot addition of manufacturing and warehouse space to the primary San Antonio facility. The Company also completed most of a 56,000 square foot expansion of its facility in Piedras Negras, Mexico. The Company expects to complete the two projects in the second quarter of 1997. It is anticipated that capital spending in 1997 will increase somewhat over 1996 levels. In addition to completing the two expansion projects mentioned above, the Company plans to build office space at its primary San Antonio plant in 1997. The new office space will consolidate three San Antonio office locations. The Company expects to borrow approximately $4 million on its credit facilities in 1997 to fund construction spending.

Working capital requirements and capital spending were funded with bank borrowings. In July, 1996, the Company entered into an agreement with two banks for $42.5 million of five year credit facilities. The facilities include a $17.5 million revolving loan, and loans totaling $25.0 million to fund capital spending and acquisitions. The credit facilities require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with respect to these financial ratios and covenants. To manage its exposure to interest rate fluctuations, the Company entered into two interest rate swap transactions in 1996 covering a combined notional principal amount of $8.0 million.

In October, 1996, the Company formed a joint venture to manufacture frozen beverage dispensing systems. Lancer paid $2.6 million in cash for a 50% interest in Lancer FBD Partnership, Ltd. The funds were borrowed under the bank facilities.

During 1996, the Company entered into a $4.3 million lease to finance a new integrated computer system and other technology oriented equipment. The lease is for a period of 48 months, unless it is terminated by the Company after 24 months. Approximately $2.5 million was funded under the lease in 1996. The Company believes the computer system will contribute to improved operating efficiencies in the future.

In December, 1996, the Company agreed to purchase a manufacturer and marketer of fountain soft drink and beer dispensing equipment based in Sao Paulo, Brazil. The transaction was completed in the first quarter of 1997. The $6.1 million
purchase  price  was  financed  with  borrowings   under  the  Companys  credit
facilities, and with long term financing provided by the seller. The Company purchased had 1996 net sales of approximately $14 million.

In the first quarter of 1997, the Company signed a letter of intent to acquire the assets of an entity which manufactures and distributes beverage dispensing equipment. The anticipated purchase price is approximately $3.5 million. The Company expects to finalize the transaction during the second quarter of 1997.

Because of its anticipated growth, the Company may need additional debt and/or equity financing. The Company believes it will be successful in obtaining the financing it needs.

Inflation

     Management believes inflation has not had a significant impact on its business or operations.

 Seasonality

The Company's net sales in the fourth quarter of its fiscal years historically have been subject to seasonal changes primarily as a result of the reduced funds available in the capital expenditure budgets of Lancer's customers.

Accounting Matters

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the Code) was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation
(FSC). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. Since the Company cannot maintain the DISC and FSC at the same time under current tax regulations, the Company has determined it will be advantagous to convert the DISC to a FSC and plans to convert in 1997. At the time of such a conversion, the Company will be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes had not previously been provided. If the DISC had been converted on December 31, 1996, it would have resulted in a reduction of approximately $801,000 in the Company's net earnings. The Company will be able to pay such federal income taxes over a ten-year period; thus the Company does not anticipate that payments of such federal income taxes will significantly affect the Company's cash from operations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. The Statement, which is effective for financial statements issued after December 15, 1997, simplifies the standards for computing earnings per share and makes the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries. The Company plans to adopt this Statement in the first quarter of 1997.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedule included herein for information required for Item 8.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption Election of Directors in the Company's proxy statement for its May 22, 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the directors of the Company as required in response to this item and is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:

        Name                      Age              Position with the Company
  Alfred A. Schroeder             60               Chairman of the Board
  George F. Schroeder             57               President, Chief Executive Officer and Director
  John P. Herbots                 49               Vice President Finance and Director
  Walter J. Biegler               55               Director
  Jean M. Braley                  67               Director
  Charles K. Clymer               61               Director
  Michael E. Smith                56               Director
  Charles W. Thomas               43               Vice President of Marketing
  Robert W. Abbott                58               Vice President-Asia
  Jose A. Canales, Jr.            51               Vice President-Latin America
  Robert E. Gehl                  35               Vice President-Europe
  James R. Sprinkle               49               Vice President-Domestic Sales
  Samuel Durham                   48               Vice President of Engineering
  Michael U. Raymondi             50               Vice President of Operations

Mr. Alfred A. Schroeder is a co-founder of the Company and has served as Chairman of the Board of Directors of the Company since its inception in 1967. His primary responsibilities include conceptual engineering design, new product development and corporate planning. He is the brother of George F. Schroeder, and is also a partner in Lancer Properties. See Certain Relationships and Related Transactions.

Mr. George F. Schroeder is a co-founder of the Company and has served as Chief Executive Officer, President and a director of the Company since 1967. His primary responsibilities include strategic planning, marketing, overall production management and corporate administration. He is the brother of Alfred
A. Schroeder, and is also a partner in Lancer Properties. See Certain Relationships and Related Transactions.

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

Mr. Walter J. Biegler has served as a director of the Company since 1985. He has held the position of Chief Financial Officer of Periodical Management Group, Inc., a San Antonio, Texas concern which distributes periodicals, books and specialty items in the United States, Mexico and the Virgin Islands, since November 1991. Prior to November 1991, he served as the Chief Financial Officer and Senior Vice President-Finance of La Quinta Motor Inns, Inc. of San Antonio, Texas, a national hotel chain.

Ms. Jean M. Braley has served as a director of the Company since 1976. She served as Secretary of the Company from 1982 to 1985. Ms. Braley is currently and has been involved for the last ten years in personal investments as her principal occupation. She is also a partner in Lancer Properties. See Certain Relationships and Related Transactions.

Mr. Charles K. Clymer has served as a director of the Company since December, 1996. Mr. Clymer retired from The Coca-Cola Company in 1993 after 31 years of service. Managerial positions held with Coca-Cola International included Manager of Chile, Director and Senior Vice President of Coca-Cola (Japan) Company Limited, and Vice President of On Premise Market Development and Customer Service for the Latin America Group.

Mr. Michael E. Smith has served as a director of the Company since 1985. Mr. Smith is presently a principal shareholder and Vice President of Bailey-Gosling Associates, Inc., an insurance brokerage firm. He has been employed by the same firm since 1968. Mr. Smith has been the Company's insurance broker since 1981.

Mr. Charles W. Thomas joined the Company as Vice President of Marketing on February 12, 1996. Prior to joining Lancer, Mr. Thomas was employed for 15 years by what is now The Minute Maid Company, a Division of The Coca-Cola Company. While at The Minute Maid Company, Mr. Thomas held positions as Director of Marketing, Director of Field Sales and Director of Technical Development.

Mr. Robert W. Abbott has been employed by the Company since 1974. Mr. Abbott became Vice President-Asia in 1997. From 1976 until January, 1997, he has held various senior sales positions. Prior to his employment by Lancer, Mr. Abbott was employed by The Coca-Cola Company.

Mr. Jose A. Canales, Jr., joined the Company as Vice President-Latin America in August 1995. Prior to joining Lancer, Mr. Canales was the International Sales Manager for Pioneer Flour Mills in San Antonio. From 1982 to 1993, he held various management positions within the Latin American steel industry with Trade Arbed of Luxembourg, Fundidora in Mexico and Huntco Steel in the United States. From 1972 to 1982, he represented W. W. Grainger within Mexico and Latin America.

Mr. Robert E. Gehl joined the Company in February 1997 as Vice President-Europe. Before coming to Lancer, Mr. Gehl was Managing Director of Europe for Multiplex GMbH for five years, and was Director of Sales and Marketing of Jetspray London, Ltd. for two years.

Mr. James R. Sprinkle joined the Company in April 1984 as Director of National Accounts. Mr. Sprinkle assumed the responsibilities of Vice President-Domestic Sales in May 1993. Prior to his employment by Lancer, Mr. Sprinkle was employed by The Coca-Cola Company.

Mr. Samuel Durham joined the Company in June 1979 and he has held the position of Vice President of Engineering since May 1993. He is primarily responsible for coordinating new product design through its introduction into the market and works directly with the engineering department of the Company's primary customer. Before joining the Company, Mr. Durham was employed by Polyvend, a manufacturer of vending equipment.

Mr. Michael U. Raymondi joined the Company as Vice President of Operations in August 1994. Prior to joining Lancer, Mr. Raymondi was employed by Minnesota Rubber, a rubber and plastics products company, as General Manager for three years. Prior to that, Mr. Raymondi was employed by National O-Ring as Plant Manager for five years.

All directors of the Company are elected annually. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. The Board of Directors of the Company currently maintains an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee are Walter J. Biegler, Charles K. Clymer, and Michael E. Smith. The Audit Committee met once in 1996. The members of the Compensation Committee are Walter J. Biegler, Charles K. Clymer, and Michael E. Smith. No member of the Compensation Committee is an executive officer of the Company. The Compensation Committee met once in 1996. The members of the Stock Option Committee are Walter A. Biegler, Charles K. Clymer, and Michael E. Smith. The Stock Option Committee met five times in 1996.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption Compensation and Certain Transactions in the Company's proxy statement for its May 22, 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions Principal Shareholders and Election of Directors in the Company's proxy statement for its May 22, 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption Certain Relationships and Related Transactions in the Company's proxy statement for its May 22, 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following documents are filed as part of this Annual Report on Form 10-K:

     (1) Financial statements:

        The financial statements filed as a part of this report are listed in the Index to Consolidated Financial Statements and Schedule referenced in Item 8.

     (2) Financial statement schedule:

        The financial statement schedule filed as a part of this report is listed in the Index to Consolidated Financial Statements and Schedule referenced in Item 8.

     (3) Exhibits:

          3.1*    Registrants Articles of Incorporation and amendments thereto
          3.2*    Bylaws of the Registrant
          4.1*    Specimen Common Stock Certificate, $0.01 par value, of Registrant
        10.1*     Lancer Corporation Profit Sharing Plan
        10.2*     1992 Non-Statutory Stock Option Plan
        10.3*     1987 Incentive Stock Option Plan
        10.4*     Master  Development  Agreement,  dated  January 12,  1984,  between  Lancer  Corporation  and The
                  Coca-Cola Company
        10.5*     Net Lease Agreement,  dated July 1, 1974,  between Lancer Corporation and Lancer Properties dated as of June 3, 1977
        10.6*     Loan Agreement, dated as of July 24, 1991, between Lancer Corporation and First Interstate Bank
        10.7*     Security  Agreement,  dated as of July 24, 1991,  between Lancer Corporation and First Interstate
                  Bank of Texas
        10.8*     Fourth Amendment to Loan Agreement and Loan Documents, dated as of July 29, 1994, between
                  Lancer Corporation and First Interstate Bank
        10.9*     Modification of Deeds of Trust, dated as of May 15, 1993, for the benefit of First Interstate
                  Bank, as modified by the Second Modification of Deeds of Trust, dated as of April 8, 1994, and the Third Modification of Deeds of Trust, dated as of July 29, 1994
        10.10*    Form of Guaranty  Agreement,  dated July 29, 1994, executed by each of the subsidiaries of Lancer
                  Corporation in favor of First Interstate Bank of Texas
        10.11*    Master  Security  Agreement,  dated as of July  28,  1992,  between  Lancer  Corporation  and CIT
                  Group/Equipment Financing, Inc.
        10.12*    Agreement for Purchase and Sale of Assets and Business (Vaculator division), dated August 5,
                  1993, between Lancer Corporation and Newco Enterprises, Inc.
        10.13*    Development and Manufacturing  Agreement,  dated April 13, 1993,  between Lancer  Corporation and
                  Packaged Ice, Inc.


        10.14*    Manufacturer's  Representation  Agreement,  dated  June  1993,  between  Lancer  Corporation  and
                  Middleby Marshall Inc., doing business as Victory - A Middleby Company
        10.15*    Form of Notice of Grant of Stock Option under the 1987 Incentive Stock Option Plan
        10.16*    Form of Nonstatutory Stock Option Agreement under the 1992 Non-Statutory Stock Option Plan
        10.17**   Schedule  No.  5,  dated  February  18,  1994,  to  Master  Security   Agreement  between  Lancer
                  Corporation and CIT Group/Equipment
        10.18**   Schedule No. 6, dated May 24, 1994, to Master Security  Agreement between Lancer  Corporation and
                  CIT Group/Equipment Financing, Inc.
        10.19**   Revolving  Promissory  Note,  dated as of July 29, 1994,  between  Lancer  Corporation  and First
                  Interstate Bank of Texas, N.A.
        10.20**   Schedule No. 7, dated November 1, 1994, to Master Security  Agreement between Lancer  Corporation and CIT Group/Equipment Financing, Inc.
        10.21+    Fifth  Amendment to Loan Agreement and Loan  Documents,  dated  November 8, 1994,  between Lancer
                  Corporation and First Interstate Bank
        10.22+    Sixth  Amendment  to Loan  Agreement  and Loan  Documents,  dated  July 6, 1995,  between  Lancer
                  Corporation and First Interstate Bank
        10.23***  Seventh  Amendment to Loan  Agreement and Loan  Documents,  dated August 1, 1995,  between Lancer
                  Corporation and First Interstate Bank
        10.24+    Eighth  Amendment to Loan Agreement and Loan Documents,  dated December 29, 1995,  between Lancer
                  Corporation and First Interstate Bank
        10.27++   Credit  Agreement,  dated July 15,1996,  between Lancer  Corporation  and The Frost National Bank and The Boatmens National Bank of St. Louis
        10.28++   Term A Note, dated July 15,1996,  between Lancer  Corporation and The Frost National Bank and The
                  Boatmens National Bank of St. Louis
        10.29++   Term B Note, dated July 15,1996,  between Lancer  Corporation and The Frost National Bank and The
                  Boatmens National Bank of St. Louis
        10.30++   Revolving Note,  dated July 15,1996,  between Lancer  Corporation and The Frost National Bank and
                  The Boatmens National Bank of St. Louis
        10.31++   Acquisition  Note,  dated July 15,1996,  between Lancer  Corporation  and The Frost National Bank and The Boatmens National Bank of St. Louis
        10.32++   Stock Pledge, dated July 15,1996, between Lancer Corporation and The Frost National Bank
        10.33++   Parent and Affiliate Guaranties, dated July 15,1996, between Lancer Corporation or its subsidiaries and The Frost National Bank
        10.34#    Lancer Corporation Stock Incentive Plan, Effective Date March 1, 1997
        10.35+++  Master Lease Agreement dated September 4, 1996 between Lancer Partnership, Ltd. and CCA
                  Financial, Inc.
        21.1      List of Significant Subsidiaries of the Registrant
        23.1      Consent of KPMG Peat Marwick LLP

* These exhibits are incorporated by reference to the same Exhibit to the Registrants Registration Statement No. 33-82434 filed on Form S-1 with the Securities and Exchange Commission (the Commission)on August 5, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement with the Commission on August 23, 1994.

** These exhibits are incorporated by reference to the same Exhibit to the Registrants Form 10-K for the year ended December 31, 1994.

*** These exhibits are incorporated by reference to the Exhibit to the Registrants Form 10-Q for the quarter ended June 30, 1995.

+ These exhibits are incorporated by reference to the Exhibit to the Registrants Form 10-K for the year ended December 31, 1995.

++ These exhibits are incorporated by reference to the Exhibit to the Registrants Form 10-Q for the quarter ended June 30, 1995.

+++ This exhibit is incorporated by reference to the Exhibit to the Registrants Form 10-K for the year ended December 31, 1996.

# This exhibit is incorporated by reference to the Exhibit to the Registrants Proxy dated April 22, 1996.


(b) Reports on Form 8-K:
    The Company filed a report on Form 8-K in January, 1997, relating to the acquisition of its Brazilian subsidiary. No reports on Form 8-K were filed during 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:  /s/ George F. Schroeder
George F. Schroeder                                              March 28, 1997
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                 Date
-----------------------    -------------------                   --------------
/s/ ALFRED A. SCHROEDER    Chairman of the Board                 March 28, 1997
Alfred A. Schroeder

/s/ GEORGE F. SCHROEDER    President and Director                March 28, 1997
George F. Schroeder        (principal executive officer)

/s/ JOHN P. HERBOTS        Vice President Finance & Director     March 28, 1997
John P. Herbots            (principal financial and accounting officer)

/s/ WALTER J. BIEGLER      Director                              March 28, 1997
Walter J. Biegler

/s/ JEAN M. BRALEY         Director                              March 28, 1997
Jean M. Braley

/s/ CHARLES K. CLYMER      Director                              March 28, 1997
Charles K. Clymer

/s/ MICHAEL E. SMITH       Director                              March 28, 1997
Michael E. Smith

                       LANCER CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                F-3

Consolidated Statements of Income for each of the years in the
    three-year period ended December 31, 1996                               F-5

Consolidated Statements of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1996                  F-6

Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 1996                               F-7

Notes to Consolidated Financial Statements                                  F-8

Schedule for the years ended December 31, 1996, 1995 and 1994

    II-Reserve account                                                     F-18

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                          KPMG Peat Marwick LLP



San Antonio, Texas
February 27, 1997

                       LANCER CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                              December 31, 1996 and 1995

                                                        ASSETS
                                                                          1996                           1995
                                                                   --------------------           -------------------

Current assets:
     Cash                                                        $           1,016,425             $         754,352
     Receivables:
        Trade accounts and notes                                            19,686,318                    14,431,531
        Refundable income taxes                                                396,495                             -
        Other                                                                  690,034                       272,214
                                                                   --------------------           -------------------
                                                                            20,772,847                    14,703,745
        Less allowance for doubtful accounts                                  (185,000)                      (85,000)
                                                                   --------------------           -------------------
            Net receivables                                                 20,587,847                    14,618,745
                                                                   --------------------           -------------------
     Inventories:
        Raw materials and supplies                                           1,269,404                     3,490,396
        Work in process                                                     18,425,735                    11,982,620
        Finished goods                                                       8,543,784                     4,558,742
                                                                   --------------------           -------------------
            Total inventories                                               28,238,923                    20,031,758

     Prepaid expenses ( $4,624 and $56,698 due
        from affiliates, respectively)                                         243,937                       146,776
     Deferred tax asset                                                         64,513                             -
                                                                   --------------------           -------------------
            Total current assets
                                                                            50,151,645                    35,551,631
                                                                   --------------------           -------------------

     Property, plant and equipment, at cost:
        Land                                                                 1,307,663                       977,888
        Buildings                                                            9,681,466                     7,950,514
        Machinery and equipment                                             14,925,713                    13,255,089
        Tools and dies                                                       8,448,506                     7,927,246
        Leaseholds, office equipment and vehicles                            5,945,069                     4,969,712
        Construction in progress                                             5,162,508                     1,361,906
                                                                   --------------------           -------------------

                                                                            45,470,925                    36,442,355
        Less accumulated depreciation and amortization
                                                                          (19,676,377)                  (17,242,089)
                                                                   --------------------           -------------------
            Net property, plant and equipment                              25,794,548                    19,200,266
                                                                   --------------------           -------------------
     Long-term receivables ($ 306,232 and $251,764 due
        from affiliates, respectively)                                        404,007                       512,388
     Long-term investments                                                  2,975,000                       375,000
     Intangibles and other assets, at cost, less
        accumulated amortization                                            2,684,073                     2,304,578
                                                                   --------------------           -------------------

                                                                 $          82,009,273           $        57,943,863
                                                                   ====================           ===================

                             See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS (Continued)
                                              December 31, 1996 and 1995

                                         LIABILITIES AND SHAREHOLDERS EQUITY

                                                                            1996                           1995
                                                                     -------------------            -------------------
Current liabilities:
  Accounts payable                                                 $          7,234,160            $         5,645,063
  Current installments of long-term debt                                      1,852,500                      1,448,093
  Line of credit with bank                                                   11,700,000                      7,000,000
  Deferred licensing and maintenance fees                                     1,339,868                        815,901
  Accrued expenses and other liabilities                                      3,356,315                      2,882,886
  Income taxes payable                                                                -                        487,395
                                                                     -------------------            -------------------
    Total current liabilities                                                25,482,843                     18,279,338

Deferred  tax liability                                                       1,038,655                        996,409
Other long-term liabilities                                                     820,000                        700,000
Long-term debt, excluding current installments                               15,459,375                      5,397,574
Deferred licensing and maintenance fees                                       2,172,137                      1,505,600
                                                                     -------------------            -------------------

    Total liabilities                                                        44,973,010                     26,878,921
                                                                     -------------------            -------------------

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                          -                              -

  Common stock, $.01 par value:
   10,000,000 shares authorized; 5,820,976 and 3,872,221
   issued and outstanding in 1996 and 1995, respectively                         58,209                         38,722

  Additional paid-in capital                                                  9,888,244                      9,852,713

  Cumulative foreign currency translation adjustment                            183,803                              -

  Retained earnings                                                          26,906,007                     21,173,507

Commitments and contingencies                                                         -                              -
                                                                     -------------------            -------------------

    Total shareholders' equity                                               37,036,263                     31,064,942
                                                                     -------------------            -------------------

                                                                   $         82,009,273             $       57,943,863
                                                                     ===================            ===================

                             See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME
                                     Years ended December 31, 1996, 1995 and 1994
                                                                 1996                   1995                  1994
                                                        -------------------     ------------------    ------------------

Net sales                                             $        102,308,422      $      75,912,289     $      70,899,829
Cost of sales                                                   77,754,400             59,836,951            56,706,572
                                                        -------------------     ------------------    ------------------
    Gross profit                                                24,554,022             16,075,338            14,193,257
Selling, general and administrative expenses                    14,434,066              9,880,172             9,238,922
                                                        -------------------     ------------------    ------------------
    Operating income                                            10,119,956              6,195,166             4,954,335
                                                        -------------------     ------------------    ------------------
Other income (expense):
  Interest expense                                              (1,587,510)              (981,153)             (755,485)
  Interest and other income, net                                   615,417              1,489,309               353,600
                                                        -------------------     ------------------    ------------------
                                                                  (972,093)               508,156              (401,885)
                                                        -------------------     ------------------    ------------------
   Earnings before income taxes                                  9,147,863              6,703,322             4,552,450
                                                        -------------------     ------------------    ------------------
Income taxes expense (benefit):
  Current                                                        3,373,117              2,446,959             1,637,930
  Deferred                                                          42,246                165,246               (36,034)
                                                        -------------------     ------------------    ------------------
                                                                 3,415,363              2,612,205             1,601,896
                                                        -------------------     ------------------    ------------------
    Net earnings                                      $          5,732,500     $        4,091,117    $        2,950,554
                                                        ===================     ==================    ==================
Weighted average shares outstanding                              6,076,341              5,988,540             5,674,199
                                                        ===================     ==================    ==================
Net earnings per share                                $               0.94     $             0.68    $             0.52
                                                        ===================     ==================    ==================


          See accompanying notes to consolidated financial statements.


                                         LANCER CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                     Years ended December 31, 1996, 1995 and 1994

                                                   Additional         Cumulative                                 Total
                                    Common           Paid-in          Translation           Retained         Shareholder's
                                    Stock            Capital          Adjustment            Earnings             Equity
                                 -------------   ----------------  ------------------   -----------------   -----------------

Balance December 31, 1993           $  23,622       $  6,169,507     $             -       $  14,131,836       $  20,324,965
     Net earnings                           -                  -                   -           2,950,554           2,950,554

     Issuance of 300,000 shares
     of common stock, net of
     offering expenses                  2,000          3,531,083                   -                   -           3,533,083

     Exercise of 27,996 stock
     options, including tax
     benefit of $43,003                   124            110,017                   -                   -             110,141
                                 -------------   ----------------  ------------------   -----------------   -----------------

Balance December 31, 1994              25,746          9,810,607                   -          17,082,390          26,918,743

     Net earnings                           -                  -                   -           4,091,117           4,091,117

     Exercise of 15,498 stock
     options                               89             54,993                   -                   -              55,082

     Three-for-two stock dividend      12,887            (12,887)                  -                   -                   -
                                 -------------   ----------------  ------------------   -----------------   -----------------

Balance December 31, 1995              38,722          9,852,713                   -          21,173,507          31,064,942

     Net earnings                           -                  -                   -           5,732,500           5,732,500

     Cumulative foreign currency
     translation adjustment                 -                  -             183,803                   -             183,803

     Exercise of 12,646 stock
     options                              108             54,910                   -                   -              55,018

     Three-for-two stock dividend      19,379            (19,379)                  -                   -                   -
                                 -------------   ----------------  ------------------   -----------------   -----------------

Balance December 31, 1996           $  58,209       $  9,888,244   $          183,803       $  26,906,007       $  37,036,263
                                 =============   ================  ==================   =================   =================


          See accompanying notes to consolidated financial statements.

                                          LANCER CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Years ended December 31, 1996, 1995 and 1994

                                                                          1996                1995                1994
                                                                    -----------------   -----------------   -----------------

Cash flow from operating activities:
     Net earnings                                                     $    5,732,500      $    4,091,117      $    2,950,554

     Adjustments to reconcile net earnings to net
       cash (used) provided by operating activities:
        Depreciation and amortization                                      2,445,288           2,152,169           1,843,177
        (Gain) loss on sale and disposal of assets                           (15,485)             13,985              28,679
        Effect of foreign currency translation                               183,803                   -                   -
        Change in assets and liabilities, net of effects
            from purchase of subsidiary:
               Receivables                                                (5,464,226)         (3,872,837)            218,488
               Prepaid expenses                                              (97,161)            (23,969)             (4,522)
               Inventories                                                (8,207,165)          2,283,927          (5,783,544)
               Other assets                                                 (390,495)            425,019            (143,666)
               Accounts payable                                            1,589,097          (1,094,867)           (356,526)
               Accrued expenses                                              473,429             601,787             (32,771)
               Deferred licensing and maintenance fees                     1,190,504           1,710,576             610,925
               Income taxes payable                                         (883,890)            760,293            (359,449)
               Deferred tax liability                                        (22,267)           (100,552)            (36,034)
               Other long-term liabilities                                   120,000             180,000             160,000
                                                                    -----------------   -----------------   -----------------
     Net cash (used) provided by operating activities                     (3,346,068)          7,126,648            (904,689)
                                                                    -----------------   -----------------   -----------------

Cash flow from investing activities:
        Proceeds from sale of assets                                          43,625              20,166              31,595
        Acquisition of property, plant and equipment                      (9,056,710)         (7,861,164)         (2,942,641)
        Acquisition of subsidiary company                                          -          (3,503,600)                  -
        Purchase of long-term investments                                 (2,600,000)           (225,000)           (150,000)
                                                                    -----------------   -----------------   -----------------
Net cash used in investing activities                                    (11,613,085)        (11,569,598)
                                                                          (3,061,046)
                                                                    -----------------   -----------------   -----------------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                     4,700,000           1,000,000             700,000
        Proceeds from issuance of long-term debt                          17,950,000           6,929,000           5,035,072
        Retirement of long-term debt                                      (7,483,792)         (4,889,170)         (4,663,338)
        Proceeds from issuance of common stock                                     -                   -           3,533,083
        Proceeds from exercise of stock options                               55,018              55,082             110,141
                                                                    -----------------   -----------------   -----------------
Net cash provided by financing activities                                 15,221,226           3,094,912           4,714,958
                                                                    -----------------   -----------------   -----------------
Net increase (decrease) in cash                                              262,073          (1,348,038)            749,223
Cash at beginning of year                                                    754,352           2,102,390           1,353,167
                                                                    -----------------   -----------------   -----------------
Cash at end of year                                                   $    1,016,425    $        754,352    $      2,102,390
                                                                    =================   =================   =================

                             See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

General and Principles of Consolidation

The consolidated financial statements include the accounts of Lancer Corporation (the Company), its wholly-owned subsidiaries, Lancer International Sales, Inc.
(DISC), Lancer Ltd., Glenn Pleass Holdings Pty. Ltd., Industrias Lancermex, S.A. de C.V., Nueva Distribuidora Lancermex, S.A. de C.V. and Servicios Lancermex, S.A. de C.V. All intercompany balances and transactions are eliminated in consolidation.

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

Glenn Pleass Holdings Pty. Ltd,. acquired in December 1995, is a wholly-owned subsidiary which manufactures and distributes the Companys products in Australia and surrounding Pacific Rim countries.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 3 to 30 years. Long-lived assets are evaluated annually for possible impairment adjustments which may be required. No such adjustments have been required.

Maintenance, repair and purchases of small tools and dies are expensed as incurred.

                       LANCER CORPORATION AND SUBSIDIARIES

Intangibles and Other Assets

Intangibles and other assets consist principally of patents and goodwill. Patents are amortized over the estimated useful lives of the respective assets using the straight-line method. Goodwill is being amortized using the straight-line method over thirty years. The Company continually evaluates the carrying value of goodwill as well as the amortization period to determine whether adjustments are required. No such adjustments have been required.

Long-term Investments

In October 1996 the Company invested $2.6 million to obtain a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems. The investment is accounted for under the equity method. The remaining 50% is owned by the developer of the technology utilized by the joint venture. The joint venture now owns the rights to that technology. Results of operations of the joint venture were not significant during 1996 and the carrying value of the investment at December 31, 1996 approximates the market value.

Also included in long-term investments is an investment in the common stock of Packaged Ice, Inc., a company which sells ice bagger machines manufactured by the Company.

Net Earnings per Share

Net earnings per share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted earnings per share would not be different than net earnings per share.

During 1996 and 1995, the Company declared three-for-two stock splits effected in the form of dividends. All references in the consolidated financial statements to number of shares, per share amounts, stock option data and market prices of the Companys common stock have been restated to give effect to the stock splits.

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

The Company has entered into an agreement with its major customer to receive partial reimbursement for research and development. The reimbursement is offset against cost on a percentage of completion basis. In addition, the Company has agreed to provide exclusive rights for use of certain tools to its major customer. These tools are included in fixed assets and are depreciated over the life of the asset. The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement which approximates the life of the corresponding asset.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable earnings in the year those temporary differences are expected to be recovered or settled.

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

                       LANCER CORPORATION AND SUBSIDIARIES

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $913,000, $737,000 and $695,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Foreign Currency Translation

The Company has foreign subsidiaries located in Australia, Mexico and the United Kingdom. Foreign subsidiary income and expenses are translated into United States dollars at the average rates of exchange prevailing during the year. The assets and liabilities are translated into United States dollars at the rates of exchange on either the balance sheet date, or on the transaction date based upon the functional currency unit. The Australian dollar is the functional currency of the Australian subsidiary, and therefore, related translation adjustments are accumulated as a separate component of shareholders equity. The U.S. dollar is the functional currency of the subsidiaries in Mexico and the United Kingdom with the related foreign currency translation gains and losses being recorded in the statements of income as they occur. For the years ended December 31, 1996, 1995 and 1994 the Company recognized foreign translation losses of $29,000 $87,000 and $306,000, respectively. The Company included such losses in interest and other income, net in the accompanying consolidated statements of income.


Stock Compensation Plans

The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related Interpretations in measuring stock-based compensation for employees. In addition, the required pro forma disclosures of net income and net income per share as if the fair value method of accounting for stock based compensation had been applied under SFAS 123 are made in the notes to the consolidated financial statements. (See note 4) The disclosure provisions of SFAS 123 are effective for options granted in fiscal years beginning in 1995.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current years presentation.

2. Income Taxes

The actual tax expense differs from the expected tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows:

                                                              1996               1995                1994
                                                         ----------------   ----------------    ---------------

Computed expected tax expense                                $ 3,110,274        $ 2,279,130        $ 1,547,833

Increase (decrease) in taxes resulting from:
     Effect of nondeductible foreign losses                       40,794             93,364             54,705
     Effect of nondeductible expenses                            163,343             52,772             31,433
     Other, net                                                    8,387              5,032            (86,496)
     State, net of Federal benefit                                92,565            181,907             54,421
                                                         ================   ================    ===============
                                                             $ 3,415,363        $ 2,612,205        $ 1,601,896
                                                         ================   ================    ===============

                       LANCER CORPORATION AND SUBSIDIARIES

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

                                                                                    1996                  1995
                                                                               ----------------      ----------------

Plant and equipment, principally due to differences in depreciation            $ 1,164,420           $ 1,150,146
Income of the DISC                                                                 693,258               549,330
Employee benefit accruals                                                         (553,722)             (513,942)
Other, net (primarily accruals)                                                   (329,814)             (189,125)
                                                                               ================      ================
Net deferred tax liability                                                     $    974,142          $    996,409
                                                                               ================      ================

Foreign tax expense has not been significant. The Company intends to repatriate the undistributed earnings of its foreign subsidiaries only when it is advantageous for the Company to do so. The Company does not anticipate an additional tax liability at the time of repatriation of these undistributed earnings as the tax rates in the foreign jurisdictions the Company has operations in are equal to or higher than the U.S. tax rate.

Actual net income taxes paid were $3,720,000, $1,920,000 and $2,115,000 for 1996, 1995 and 1994, respectively.

3. Long-term Debt and Line of Credit with Bank

                                                                                      1996                 1995
                                                                              -------------------   ------------------
Note payable to bank, due in quarterly
     installments plus interest based upon
     prime and LIBOR (weighted average rate
     of 6.78% at December 31, 1996) through
     July 15, 2001; secured by the pledge of
     a portion of the stock of a foreign subsidiary                               $  17,311,875          $     -

Note payable to bank, due in equal monthly principal
     installments plus interest at 7.75% through
     December 31, 1999; secured by equipment; repaid in 1996                              -                 5,000,000

Note payable to bank, due in equal monthly principal
     installments plus interest at prime less .25%
     (8.25% at  December 31, 1995) through
     January 15, 1999; unsecured; repaid in 1996                                          -                 1,845,667
                                                                               -------------------   ------------------
                                                                                     17,311,875             6,845,667

Less current installments of long-term debt                                           1,852,500             1,448,093
                                                                               -------------------   ------------------
                                                                                 $   15,459,375       $     5,397,574
                                                                               ===================   ==================


On July 15, 1996, the Company entered into an agreement with two banks to replace its existing long-term borrowings with $25.0 million of new long-term credit facilities (the Credit Facilities) All outstanding long-term debt was repaid with borrowings on the Credit Facility. Principal payments on the Credit Facility are due quarterly along with interest which accrues at a rate based upon either the London Interbank Offered Rate (LIBOR) or upon the Banks prime rate. The notes mature on July 15, 2001.

In July, 1996, the Company also obtained a $17.5 million revolving credit facility (the Revolving Facility) from two banks. The Revolving Facility replaced a $12.0 million facility. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. Interest accrues at a rate based upon either LIBOR or upon the Banks prime rate. Amounts outstanding under revolving loans were $11.7 million on December 31, 1996 and $7.0 million on December 31, 1995. The Revolving Facility expires July 15, 2001.

                       LANCER CORPORATION AND SUBSIDIARIES

Annual maturities on long-term debt outstanding at December 31, 1996 are as follows:

                       1997                           $    1,852,500
                       1998                                2,302,500
                       1999                                2,652,500
                       2000                                2,652,500
                       2001                                7,851,875
                                                   ==================
                                                       $  17,311,875
                                                   ==================


To manage its exposure to fluctuations in interest rates, the Company has entered into two interest rate swap agreements (the Swap Agreements) for a combined notional principal amount of $8.0 million. The Swap Agreements terminate in August, 1999 and November, 2001. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Companys Swap Agreements provide that the Company pay fixed interest rates of 6.255% and 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the credit worthiness of the financial institution.

The Credit Facility and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with respect to these financial ratios and covenants.

Actual  interest paid was  $1,432,000,  $964,000 and $763,000 in 1996,  1995 and
1994, respectively.


4. Employee Benefit Plans

Common Stock Options

The Company has stock option plans under which incentive and non-qualified options may be granted. Options are granted at the market price per share at the grant date. Options generally become exercisable in 20% increments beginning on the grant date and expire five years from the grant date.

A summary of transactions for all options follows:

                                                          Stock Options           Option Price
                                                         ----------------   -------------------------

Outstanding at December 31, 1993                                 379,053     $    1.94   -  $  3.91
     Granted                                                      18,000                       7.45
     Exercised                                                   (27,996)         1.94   -     3.55
                                                         ----------------   -------------------------
Outstanding at December 31, 1994                                 369,057          1.94   -     7.45
     Granted                                                      13,550          7.39   -     9.42
     Canceled                                                     (7,250)         3.55   -     7.45
     Exercised                                                   (15,498)                      3.55
                                                         ----------------   -------------------------
Outstanding at December 31, 1995                                 359,859          1.94   -     9.42
     Granted                                                     195,230         10.83   -    15.00
     Exercised                                                   (12,646)         3.56   -    10.83
                                                         ----------------   -------------------------
Outstanding at December 31, 1996                                 542,443      $    1.94  -  $ 15.00
                                                         ================   =========================

                       LANCER CORPORATION AND SUBSIDIARIES


A summary of exercisable options follows:
                                                         Stock Options          Option Price
                                                        ----------------   -----------------------

1994                                                            246,842      $  1.94 -  $ 7.45
                                                        ================   =======================
1995                                                            270,708      $  1.94 -  $ 9.42
                                                        ================   =======================
1996                                                            343,695      $  1.94 -  $15.00
                                                        ================   =======================


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) Accounting for Stock-Based Compensation. Accordingly, no compensation has been recognized for the stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                       1996                       1995
                                                 ---------------            ---------------

 Net income-as reported                           $5,732,500                 $4,091,117
 Net income-pro forma                              5,592,553                  4,085,589
 Net earnings per share-as reported                     0.94                       0.68
 Net earnings per share-pro forma                       0.92                       0.68
 Weighted-average fair value of options,
   granted during the year                              2.81                       3.75


The fair value of each option granted in 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 33.9% based upon historical stock price fluctuations; risk-free interest rate of 5.8%; expected lives of 4 years; and no expected dividend yield.


Self-Insured Hospitalization Plan

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents which is partially funded by payroll deductions. The Company has a maximum liability of $75,000 per employee / dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. The total amount expensed under the self-insurance major medical program, net of employee contributions, was $896,000, $478,000 and $695,000 in 1996, 1995 and 1994,
respectively.

Workers' Compensation Coverage

The Company is self-insured for all workers' compensation claims submitted by employees for on-the-job injuries. The Company has provided for both reported and incurred but not reported costs of workers' compensation coverage in the accompanying consolidated balance sheets. For the years ended December 31, 1996, 1995 and 1994 the total amount expensed for workers' compensation coverage was $291,000, $479,000 and $525,000, respectively.

In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers compensation claims. All claims paid under the policy are subject to a deductible to be paid by the Company. The Company has recorded an accrual for workers compensation claims, a portion of which has been classified as an other long-term liability based on the expected long-term nature of its payout. Based upon the Companys past experience, management believes that the Company has adequately provided for potential losses. However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Companys financial position or its results of operations.

                       LANCER CORPORATION AND SUBSIDIARIES

Employee Profit Sharing Plan

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of $0.10 per each $1.00 of employee contribution up to 3 % of annual compensation. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 include Company contributions to the plan of $520,000, $359,000 and $270,000, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of Glenn Pleass Holdings Pty. Ltd. Contributions during 1996 totaled $65,000.

5. Leases

The Company leases a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The lease agreement provides for monthly rental payments of $6,600 through 1998, and the payment of real estate taxes, insurance and maintenance expenses. In addition, the Company leases property adjacent to the building from the partnership on a month to month basis. In conjunction with a 1992 debt refinancing, the Company advanced $220,000 to this partnership. Repayment of this advance will be made through a reduction of lease payments otherwise due between the Company and the partnership and includes an interest charge at a rate of 9.25% per annum on the outstanding balance of the advance. Included in other assets and prepaid expenses in the accompanying consolidated balance sheets is $5,000 in 1996 and $61,000 in 1995 remaining due from the partnership for this advance.

During 1996 the Company entered into a $4.3 million lease, of which $2.5 million has been funded at December 31, 1996, to finance a new integrated computer system and other technology oriented equipment. The lease is for a period of 48 months, unless it is terminated by the Company after 24 months.

At December 31, 1996, future minimum lease payments required under all noncancelable operating leases are as follows:

             1997                                           $ 1,815,829
             1998                                             1,675,475
             1999                                               957,159
             2000                                               597,239
                                                        ----------------
             Total minimum lease payments                   $ 5,045,702
                                                        ================

Total rental  expense was  $1,223,000,  $712,000 and $776,000 in 1996,  1995 and
1994, respectively.

The Company is party to agreements to provide warehousing space and services for The Coca-Cola Company. Rental income related to the warehousing agreements totaled $297,000, $310,000 and $259,000 in 1996, 1995 and 1994, respectively.


6. Long-term Receivables

Long-term receivables are interest bearing and include $306,000 and $252,000 due from officers for the years ended December 31, 1996 and 1995, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES

7. Fair Value of Financial Instruments

The Company is required to disclose estimated fair value of its financial instruments, including derivative financial instruments, for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair market value of each class of financial instrument for which it is practicable to estimate that value.

Cash, Trade Receivables, and Trade Payables

The carrying amounts of the Companys trade receivables and trade payables approximate market value.

Notes Receivable

The carrying amount of the Companys notes receivable approximates fair market value estimated based on the actual interest rates paid on the interest bearing notes and imputed rate used to determine the recorded value of the non-interest bearing notes.

Long-term Investments

Long-term investments are stated at approximated market value based upon the current nature of the investments.

Debt and Swap Agreements

The carrying amount of the Companys long-term debt, short-term debt, and interest rate swap agreements approximate market value as the rates are variable or are fixed at current market rates.


8. Acquisition of Subsidiary

In December 1995, the Company acquired 100% of the stock of Glenn Pleass Holdings Pty. Ltd. (GPH) for $3.5 million. GPH is an Australian based manufacturer and distributor of beverage dispensing systems. The acquisition was recorded in accordance with the purchase method of accounting and, as such, the Company recognized the excess cost of the assets acquired over the estimated fair value of such assets, or $2.0 million, as goodwill which is being amortized over thirty years. Results of operations are included in the Companys consolidated statement of income from the date of acquisition.

Details of the business acquired in the purchase transaction are as follows (in thousands):

                                                                1995
                                                         ----------------
Fair value of assets acquired, including goodwill         $         5,248
Liabilities assumed                                                (1,744)
                                                         ================
Net cash paid for the acquisition                         $         3,504
                                                         =================

Assuming the sale was consummated as of the beginning of years ended December 31, 1995 and 1994 fiscal years, pro forma operating results of the Company would be as follows (in thousands except for per share data):

                                                 Years Ended December 31,
                                             -----------------------------------
                                                   1995                 1994
                                             ---------------     ---------------

Net Sales                                     $       83,898       $       77,913
Net earnings                                           3,927                3,312
Net earnings per share                                  0.65                 0.59
Number of shares used in calculation                   5,988                5,675

                       LANCER CORPORATION AND SUBSIDIARIES

9. Supplemental Balance Sheet and Income Statement Information

Accrued expenses consist of the following (in thousands):

                                                      As of December 31,
                                             -------------------------------------
                                                   1996                 1995
                                             ----------------     ----------------

Payroll and related expenses                    $      1,608         $      1,238
Commissions                                              344                  465
Workers' compensation accrual - current                  300                  300
Property taxes                                            47                  255
Health insurance                                         107                  122
Interest                                                 237                  122
Other                                                    713                  380
                                             ================     ================
                                                 $     3,356           $    2,883
                                             ================     ================


The following provides information regarding net sales to major customers, domestically and internationally (in thousands):

                                      1996         Percent of      1995         Percent of       1994       Percent
                                                    Net Sales                    Net Sales                  of Net Sales
                                  -------------   --------------------------   ---------------------------  -----------
United States:
     The Coca-Cola Company           $  32,325           32%      $  37,425           49%       $  31,747          45%
     Other                              26,190           25%         11,835           16%          18,266          26%
                                  -------------   -----------   ------------   -----------   -------------  -----------
                                        58,515           57%         49,260           65%          50,013          71%
                                  -------------   -----------   ------------   -----------   -------------  -----------

Export:
     The Coca-Cola Company                 159            1%            527            1%              198          1%
     Other                              43,634           42%         26,125           34%           20,689         28%
                                  -------------   -----------   ------------   -----------   -------------  -----------
                                        43,793           43%         26,652           35%          20,887          29%
                                  -------------   -----------   ------------   -----------   -------------  -----------
                                      $102,308          100%      $  75,912          100%       $  70,900         100%
                                  =============   ===========   ============   ===========   =============  ===========

In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company. Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company.

The Company's foreign operations consist of that of its wholly-owned subsidiaries Industrias Lancermex, S.A. de C.V., Nueva Distribuidora Lancermex, S.A. de C.V., Servicios Lancermex, S.A. de C.V., Glenn Pleass Holdings Pty, Ltd., and Lancer Ltd. A summary of operating results and asset of the foreign operations is as follows:

                                                     1996                     1995                     1994
                                              -----------------      --------------------         -----------------
Total revenue                                    $  11,454,678             $   2,517,495           $    3,694,853

Operating income (loss)                                218,112                  (120,568)                 115,146

Assignable assets, as of December 31                14,888,994                10,184,422                3,264,579

Management believes that gross profit on export sales is not materially different from that on domestic sales.

                       LANCER CORPORATION AND SUBSIDIARIES

10. Contingencies

The Company is a party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

11. Subsequent Events

During the first quarter of 1997, the Company completed the purchase of a manufacturer and marketer of fountain soft drink and beer dispensing equipment based in Sao Paulo, Brazil. The purchase price of $6.1 million was financed with borrowings under the Companys Credit Facilities, and with long-term financing provided by the seller. The operating results and assets of acquired company are less than 10% of consolidated operating results and assets of the Company and are not considered material for disclosure purposes.

Subsequent to December 31, 1996 the Company also signed a letter of intent to acquire the assets of an entity which manufactures and distributes beverage dispensing equipment. The anticipated purchase price is approximately $3.5 million and will be financed with borrowings under the Credit Facilities and issuance of common stock. The Company expects to finalize the transaction during the second quarter of 1997.

12. Quarterly Financial Information (Unaudited)

The Company uses the gross profit method to determine cost of sales and estimates the inventory components for interim periods after considering various factors including historical percentages and price increases. The following table reflects the quarterly results for 1996 and 1995 (in thousands except for per share data):


                                                           Three Months Ended
                                  -------------------------------------------------------------
1996                                  March             June         September       December
                                       31                30             30              31
                                   ------------    ------------    ------------    ------------

Net Sales                            $  23,452       $  25,334       $  27,605       $  25,917
Gross Profit                             5,610           6,024           6,414           6,506
Net earnings                             1,340           1,526           1,509           1,358
Net earnings per share                    0.22            0.25            0.25            0.22




                                                           Three Months Ended
                                  -------------------------------------------------------------
1995                                  March             June         September       December
                                       31                30             30              31
                                   ------------    ------------    ------------    ------------

Net Sales                           $  20,341       $  21,313       $  17,376       $  16,882
Gross Profit                            3,868           4,263           3,675           4,269
Net earnings                              969           1,314             814             994
Net earnings per share                   0.16            0.22            0.13            0.17


                       LANCER CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                                 RESERVE ACCOUNT


Description                                  Balance at         Additions       Deductions from     Balance at
                                         Beginning of Year     Charged to           Account        End of Year
                                                                 Expense
------------------------------------     -----------------    -------------   ------------------   -----------
Allowance for doubtful accounts:

                  December 31, 1996           $   85,000       $  106,645          $    6,645      $    185,000
                  December 31, 1995               85,000            2,083               2,083             85,000
                  December 31, 1994               85,000          106,121             106,121             85,000
----------------------------------------------------------------------------------------------------------------