Form 10-K/A
period 1996-12-31
LANCER CORP /TX/
filed 1997-04-01
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-K AMENDMENTS
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

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

                             Index of Amended Items

#       Description

1 Correction of misspelled word line 12 - advantageous found in Accounting Matters on Page 9 of Form 10-K
2 Formatting Correction of Subtotal for Net cash provided in investing activities found in Consolidated Statements of Cash Flows on Page F-7 of Form 10-K
3 Investments pretaining to lines 12 and 14 should have been plural in paragraph 3 of Long-term Debt and Line of Credit with Bank on Page F-12 of Form 10-K
4       Signatures

1. Correction of misspelled word line 12 - advantageous found in Accounting Matters on Page 9 of Form 10-K

Accounting Matters

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the Code) was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation
(FSC). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. Since the Company cannot maintain the DISC and FSC at the same time under current tax regulations, the Company has determined it will be advantageous to convert the DISC to a FSC and plans to convert in 1997. At the time of such a conversion, the Company will be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes had not previously been provided. If the DISC had been converted on December 31, 1996, it would have resulted in a reduction of approximately $801,000 in the Company's net earnings. The Company will be able to pay such federal income taxes over a ten-year period; thus the Company does not anticipate that payments of such federal income taxes will significantly affect the Company's cash from operations.

2. Formatting Correction of Subtotal for Net cash provided in investing activities found in Consolidated Statements of Cash Flows on Page F-7 of Form 10-K

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

3. Investments pretaining to lines 12 and 14 should have been plural in paragraph 3 of Long-term Debt and Line of Credit with Bank on Page F-12 of Form 10-K

To manage its exposure to fluctuations in interest rates, the Company has entered into two interest rate swap agreements (the Swap Agreements) for a combined notional principal amount of $8.0 million. The Swap Agreements terminate in August, 1999 and November, 2001. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Companys Swap Agreements provide that the Company pay fixed interest rates of 6.255% and 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with these financial instruments, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the credit worthiness of the financial institutions.

4.  Signuatures

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