Form 10-Q
period 1997-03-31
LANCER CORP /TX/
filed 1997-05-15
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997             Commission file number 0-13875


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


                                   YES         X              NO
                                            --------                   --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                  Title                              Shares outstanding as of
                                                             May 12, 1997

Common stock, par value $.01 per share                        5,843,776

Part I - Financial Information

Item 1 - Financial Statements

                                                 LANCER CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                                  ASSETS


                                                                  March 31,                    December 31,
                                                                    1997                           1996
                                                             --------------------           --------------------
                                                                 (Unaudited)

Current assets:
  Cash                                                     $           1,183,623          $           1,016,425
                                                             --------------------           --------------------
  Receivables:
    Trade accounts and notes                                          24,229,046                     19,686,318
     Refundable income taxes
                                                                               -                        396,495
    Other                                                              1,110,672                        690,034
                                                             --------------------           --------------------
                                                                      25,339,718                     20,772,847
    Less allowance for doubtful accounts
                                                                        (185,000)                      (185,000)
                                                             --------------------           --------------------
      Net receivables                                                 25,154,718                     20,587,847
                                                             --------------------           --------------------

  Inventories                                                         31,531,802                     28,238,923
  Prepaid expenses                                                       179,368                        243,937
  Deferred tax asset                                                     109,521                         64,513
                                                             --------------------           --------------------

      Total current assets                                            58,159,032                     50,151,645
                                                             --------------------           --------------------

Property, plant and equipment, at cost:
  Land                                                                 1,307,663                      1,307,663
  Buildings                                                            9,683,096                      9,681,466
  Machinery and equipment                                             15,645,476                     14,925,713
  Tools and dies                                                       8,455,958                      8,448,506
  Leaseholds, office equipment and vehicles                            6,117,284                      5,945,069
  Construction in progress                                             7,610,971                      5,162,508
                                                             --------------------           --------------------
                                                                      48,820,448                     45,470,925
  Less accumulated depreciation and amortization                     (20,286,834)                   (19,676,377)
                                                             --------------------           --------------------
    Net property, plant and equipment                                 28,533,614                     25,794,548
                                                             --------------------           --------------------

Long-term receivables                                                    358,601                        404,007
Investment in affiliates                                               3,011,132                      2,975,000
Intangibles and other assets,
   at cost, less accumulated amortization                              5,628,699                      2,684,073
                                                             --------------------           --------------------

                                                           $          95,691,078          $          82,009,273
                                                             ====================           ====================

          See accompanying notes to consolidated financial statements.

                                                    LANCER CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS (continued)

                                                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      March 31,                    December 31,
                                                                        1997                           1996
                                                                 --------------------           -------------------
                                                                     (Unaudited)
Current liabilities:
  Accounts payable                                             $           9,904,877          $          6,302,345
  Current installments of long-term debt                                   3,247,200                     1,852,500
  Line of credit with bank                                                13,000,000                    11,700,000
  Deferred licensing and maintenance fees                                  1,276,598                     1,339,868
  Accrued expenses and other liabilities                                   4,228,024                     4,288,130
  Income taxes payable                                                       726,030                             -
                                                                 --------------------           -------------------

    Total current liabilities                                             32,382,729                    25,482,843

Deferred tax liability                                                     1,059,782                     1,038,655
Other long-term liabilities                                                  820,000                       820,000
Long-term debt, excluding current installments                            20,365,550                    15,459,375
  Deferred licensing and maintenance fees                                  2,173,149                     2,172,137
                                                                 --------------------           -------------------

    Total liabilities                                                     56,801,210                    44,973,010
                                                                 --------------------           -------------------

Shareholders equity:
  Common stock, $.01 par value:
   10,000,000 shares authorized; 5,836,925 and 5,820,976
   issued and outstanding in 1997 and 1996, respectively                      58,369                        58,209

  Additional paid-in capital                                               9,992,855                     9,888,244

  Cumulative translation adjustment                                          142,505                       183,803

  Retained earnings                                                       28,696,139                    26,906,007
                                                                 --------------------           -------------------

    Total shareholders' equity                                            38,889,868                    37,036,263
                                                                 --------------------           -------------------

                                                               $          95,691,078          $         82,009,273
                                                                 ====================           ===================

          See accompanying notes to consolidated financial statements.


                                         LANCER CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                    Three Months Ended
                                                            March 31,                 March 31,
                                                              1997                      1996
                                                        ------------------        ------------------

Net sales                                             $        30,398,159       $        23,678,197
Cost of sales                                                  22,733,537                17,975,196
                                                        ------------------        ------------------
    Gross profit
                                                                7,664,622                 5,703,001

Selling, general and administrative expenses                    4,220,650                 3,223,520
                                                        ------------------        ------------------

    Operating income                                            3,443,972                 2,479,481
                                                        ------------------        ------------------

Other income (expense):
  Interest expense                                               (547,458)                 (428,909)
  Interest and other income, net                                   16,369                   124,104
                                                        ------------------        ------------------

                                                                 (531,089)                 (304,805)
                                                        ------------------        ------------------

    Income before income taxes
                                                                2,912,883                 2,174,676
                                                        ------------------        ------------------

Income taxes expense (benefit):
  Current                                                       1,101,624                   864,594
  Deferred                                                         21,127                   (30,293)
                                                        ------------------        ------------------

                                                                1,122,751                   834,301
                                                        ------------------        ------------------

    Net income                                       $          1,790,132      $          1,340,375
                                                        ==================        ==================

Weighted average shares                                         6,155,254                 6,013,596
                                                        ==================        ==================

Net earnings per share                                $              0.29       $              0.22
                                                        ==================        ==================


          See accompanying notes to consolidated financial statements.


                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                    Three Months Ended
                                                                             March 31,                 March 31,
                                                                                1997                      1996
                                                                       -----------------------   -----------------------

Cash flow from operating activities:
     Net income                                                      $             1,790,132   $             1,340,375

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                615,202                   624,657
        Cumulative effect of the translation adjustment                              (41,298)                        -
        Loss on investments in affiliates                                            213,868                         -
        Changes in assets and liabilities:
            Receivables                                                           (4,917,960)               (3,949,333)
            Refundable income taxes                                                  396,495                         -
            Prepaid expenses                                                          64,569                   (80,278)
            Deferred tax liability                                                   (23,881)                  (93,799)
            Inventories                                                           (1,017,879)               (1,662,777)
            Other assets                                                             111,629                   169,506
            Accounts payable                                                       3,602,532                 2,983,501
            Accrued expenses and other liabilities                                   (60,106)                 (443,617)
            Income taxes payable                                                     726,030                   942,184
            Deferred license fees and other revenue                                  (62,258)                  886,680
            Other long-term liabilities                                                    -                    30,000
                                                                       -----------------------   -----------------------
     Net cash provided by operating activities                                     1,397,075                   747,099
                                                                       -----------------------   -----------------------

Cash flow from investing activities:
        Acquisition of property, plant and equipment                              (2,699,523)               (2,030,535)
        Acquisition of subsidiary company                                         (5,986,000)                         -
        Net long-term investments                                                   (250,000)                         -
                                                                       -----------------------   -----------------------
     Net cash used in investing activities                                        (8,935,523)               (2,030,535)
                                                                       -----------------------   -----------------------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                             1,300,000                 1,000,000
        Proceeds from long-term debt                                               6,300,875                         -
        Retirement of long-term debt                                                       -                  (320,515)
        Proceeds from exercise of stock options                                      104,771                     9,658
                                                                       -----------------------   -----------------------
Net cash provided by financing activities
                                                                                   7,705,646                   689,143
                                                                       -----------------------   -----------------------
Net increase (decrease) in cash                                                      167,198                  (594,293)
Cash at beginning of year                                                          1,016,425                   754,352
                                                                       -----------------------   -----------------------
Cash at end of period                                                $             1,183,623   $               160,059
                                                                       =======================   =======================

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996 Annual Report on Form 10-K.

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


2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:


                                               March 31,                  December 31,
                                                 1997                         1996
                                          --------------------         --------------------
Finished Goods                          $           8,662,232        $           8,543,784
Work in process                                    18,493,758                   18,425,735
Raw material and supplies                           4,375,812                    1,269,404
                                         --------------------         --------------------
                                        $          31,531,802        $          28,238,923
                                          ====================         ====================



3.       Long-term Debt

On January 10, 1997, the Company issued $4.0 million of interest bearing notes to complete the acquisition of its Brazilian subsidiary, Lancer do Brasil, Ltda., formerly Vila Formosa, Ltda., from PanAmerican Beverages, Inc. The notes, issued to the seller, are due in five equal annual installments and bear interest based upon and fluctuating with the London Interbank Offered Rates.

4.       Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS.

If the Company had adopted the Statement as of March 31, 1997, EPS would have been as follows:

                               Three Months Ended
                     March 31,                    March 31,
                        1997                         1996
                 -------------------          -------------------
Basic EPS          $       0.31                 $       0.23
Diluted EPS                0.29                         0.22


5.       Subsequent Event

In April 1997, the Company completed its acquisition of the Applied Beverage Systems (1990), Ltd. (ABS) business based in Auckland, New Zealand. ABS manufactures and distributes fountain soft drink and beer dispensing systems in New Zealand, Australia and Brazil. The acquisition was effected as a purchase of certain assets and liabilities of ABS (the Net Assets) for a combination of $1.5 million in cash and 81,888 shares of Lancer Corporation common stock, based on a price of $19 per share.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 1997 and 1996

Net sales for the quarter ended March 31, 1997 were $30.4 million, a $6.7 million (28.4%) increase from the $23.7 million for the same period in 1996. Domestic and international sales in the 1997 period increased by $3.4 million (26.3%) and $3.3 million (30.9%) respectively, over levels of the same period of 1996. The increase was the result of increased sales volumes due to stronger demand for most of the Companys product lines, plus the inclusion of Lancer do Brasil, Ltda., a Brazilian based wholly-owned subsidiary, which began operations in January 1997.

Gross profit for the first quarter of 1997 increased to $7.7 million (25.2% of net sales) from $5.7 million (24.1% of sales) in the same quarter last year. The increase was caused by the higher sales level and improved profit margins. The improvement in profit margin was the result of continued reductions in manufacturing and overhead costs.

Selling, general and administrative expenses were $4.2 million during the quarter ended March 31, 1997, an increase of $1.0 million, or 30.9%, from the first quarter of 1996. Expenses rose because of higher activity levels in support of increased sales volume and the inclusion of Lancer do Brasil, Ltda.

Interest expense was $547 thousand in the first quarter of 1997, up from $429 thousand in the same period of 1996, reflecting higher average borrowings.

Net earnings for the quarter ended March 31, 1997 were $1.8 million, up 33.6% from the $1.3 million earned in the same quarter of 1996.

Liquidity and Capital Resources

Cash from operating activities was $1.4 million for the three months ended March 31, 1997 compared to $747 thousand for the same period in the prior year. Capital spending of $2.7 million together with $2.0 million in cash used to acquire the Brazilian subsidiary were the primary investments made by the Company in the 1997 period. These expenditures were financed by the $1.4 million of cash generated from operating activities and by borrowings under the Companys credit facilities.

The Company is continuing the expansion of its manufacturing and administrative facilities is San Antonio. The construction is expected to be completed by the end of 1997. The remaining construction costs of approximately $2.5 million will be funded from the Companys credit facilities.

In addition to the initial cash paid for its Brazilian subsidiary, the Company also issued to the seller $4.0 million in five-year notes due in five equal annual installments. The outstanding balance under the notes bear interest based upon and fluctuating with LIBOR.

Subsequent to March 31, 1997 the Company acquired certain assets and liabilities of Applied Beverage Systems (1990), Ltd. (ABS) . The purchase purchase price of $3.1 million was financed by borrowings of $1.5 million of borrowings under the Company's credit facilities and 81,888 shares of Lancer Corporation common stock based on a price of $19 per share.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K in January 1997 for the acquisition of a subsidiary company.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)



May 14, 1997                              By:  /s/George F. Schroeder
                                          George F. Schroeder
                                          President and CEO



May 14, 1997                              By:  /s/John P. Herbots
                                          John P. Herbots
                                          Chief Financial Officer