Form 10-Q
period 1997-06-30
LANCER CORP /TX/
filed 1997-08-14
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1997             Commission file number 0-13875


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


                                YES         X              NO
                                         --------                   --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                  Title                                Shares outstanding as of
                                                              August 6, 1997
Common stock, par value $.01 per share                           8,895,784

Part I - Financial Information

Item 1 - Financial Statements

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  June 30,                     December 31,
                                                                    1997                           1996
                                                             --------------------           --------------------
                                                                 (Unaudited)

Current assets:
  Cash                                                     $           2,734,981          $           1,016,425
                                                             --------------------           --------------------
  Receivables:
    Trade accounts and notes                                          27,284,845                     19,686,318
    Refundable income taxes                                                    -                        396,495
    Other                                                              1,156,037                        690,034
                                                             --------------------           --------------------
                                                                      28,440,882                     20,772,847

    Less allowance for doubtful accounts                                (189,597)                      (185,000)
                                                             --------------------           --------------------
      Net receivables                                                 28,251,285                     20,587,847
                                                             --------------------           --------------------

  Inventories
                                                                      38,443,054                     28,238,923
  Prepaid expenses                                                       150,626                        243,937
  Deferred tax asset                                                     109,521                         64,513
                                                             --------------------           --------------------

      Total current assets                                            69,689,467                     50,151,645
                                                             --------------------           --------------------

Property, plant and equipment, at cost:
  Land                                                                 1,307,663                      1,307,663
  Buildings                                                            9,683,096                      9,681,466
  Machinery and equipment                                             16,137,015                     14,925,713
  Tools and dies                                                       8,558,986                      8,448,506
  Leaseholds, office equipment and vehicles                            6,290,811                      5,945,069
  Construction in progress                                             9,427,657                      5,162,508
                                                             --------------------           --------------------
                                                                      51,405,228                     45,470,925
  Less accumulated depreciation and amortization                     (20,902,182)                   (19,676,377)
                                                             --------------------           --------------------
    Net property, plant and equipment                                 30,503,046                     25,794,548
                                                             --------------------           --------------------

Long-term receivables                                                    362,801                        404,007
Investment in affiliates                                               3,261,225                      2,975,000
Intangibles and other assets,
   at cost, less accumulated amortization                              6,098,023                      2,684,073
                                                             --------------------           --------------------

                                                           $         109,914,562          $          82,009,273
                                                             ====================           ====================
                See accompanying notes to consolidated financial statements.


                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS EQUITY

                                                                      June 30,                     December 31,
                                                                        1997                           1996
                                                                 --------------------           -------------------
                                                                     (Unaudited)
Current liabilities:
  Accounts payable                                             $          13,170,413          $          6,302,345
  Current installments of long-term debt                                   3,270,000                     1,852,500
  Line of credit with bank                                                19,100,000                    11,700,000
  Deferred licensing and maintenance fees                                  1,027,530                     1,339,868
  Accrued expenses and other liabilities                                   4,664,807                     4,288,130
  Income taxes payable                                                       287,087                             -
                                                                 --------------------           -------------------

    Total current liabilities                                             41,519,837                    25,482,843

Deferred tax liability                                                     1,109,568                     1,038,655
Other long-term liabilities                                                  848,771                       820,000
Long-term debt, excluding current installments                            22,103,750                    15,459,375
Deferred licensing and maintenance fees                                    2,173,149                     2,172,137
                                                                 --------------------           -------------------

    Total liabilities                                                     67,755,075                    44,973,010
                                                                 --------------------           -------------------

Shareholders equity:
  Common stock, $.01 par value:
   50,000,000 shares authorized; 8,895,036 and 5,820,976
   issued and outstanding in 1997 and 1996, respectively                      88,950                        58,209

  Additional paid-in capital                                              11,555,581                     9,888,244

  Cumulative translation adjustment                                           17,623                       183,803

  Retained earnings                                                       30,497,333                    26,906,007
                                                                 --------------------           -------------------

    Total shareholders equity
                                                                          42,159,487                    37,036,263
                                                                 --------------------           -------------------

                                                               $         109,914,562          $         82,009,273
                                                                 ====================           ===================

          See accompanying notes to consolidated financial statements.


                       LANCER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                         June 30,             June 30,             June 30,             June 30,
                                           1997                 1996                 1997                 1996
                                      ---------------    ---------------         --------------     --------------

Net sales                           $     32,294,556   $     25,602,226        $    62,692,715    $    49,280,423
Cost of sales                             24,353,236         19,482,223             47,086,773         37,457,419
                                      ---------------    ---------------         --------------     --------------
    Gross profit                           7,941,320          6,120,003             15,605,942         11,823,004

Selling, general and
   administrative expenses                 4,836,694          3,403,310              9,057,344          6,626,830
                                      ---------------    ---------------         --------------     --------------

    Operating income                       3,104,626          2,716,693              6,548,598          5,196,174
                                      ---------------    ---------------         --------------     --------------

Other income (expense):
  Interest expense                          (826,649)          (378,456)            (1,374,107)          (807,365)
  Other income, net                          447,816             97,173                464,185            221,277
                                      ---------------    ---------------         --------------     --------------
                                            (378,833)          (281,283)              (909,922)          (586,088)
                                      ---------------    ---------------         --------------     --------------

    Income before income taxes             2,725,793          2,435,410              5,638,676          4,610,086
                                      ---------------    ---------------         --------------     --------------

Income tax expense (benefit):
  Current                                    874,813            949,757              1,976,437          1,814,351
  Deferred                                    49,786            (40,219)                70,913            (70,512)
                                      ---------------    ---------------         --------------     --------------
                                             924,599            909,538              2,047,350          1,743,839
                                      ---------------    ---------------         --------------     --------------

    Net earnings                    $      1,801,194   $      1,525,872        $     3,591,326    $     2,866,247
                                      ===============    ===============         ==============     ==============

Weighted average shares                    9,380,837          9,110,795              9,371,218          9,070,248
                                      ===============    ===============         ==============     ==============

Net earnings per share              $           0.19   $           0.17        $          0.38    $          0.32
                                      ===============    ===============         ==============     ==============


          See accompanying notes to consolidated financial statements.


                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                     Six Months Ended
                                                                              June 30,                  June 30,
                                                                                1997                      1996
                                                                       -----------------------   -----------------------

Cash flow from operating activities:
     Net earnings                                                    $              3,591,326  $              2,866,247
     Adjustments to reconcile net income to net cash provided (used)
        by operating activities (net of effects from purchase of
        subsidiaries:)
        Depreciation and amortization                                               1,234,297                 1,232,021
        Loss on sale and disposal of assets                                                 -                     1,382
        Cumulative effect of the translation adjustment                              (166,180)                  213,997
        Gain on investments in affiliates                                              (9,945)                        -
        Changes in assets and liabilities:
            Receivables                                                            (6,727,884)               (5,568,485)
            Refundable income taxes                                                   396,495                         -
            Prepaid expenses                                                          110,733                  (231,042)
            Deferred tax liability                                                     25,905                   (63,912)
            Inventories                                                            (6,021,115)               (3,271,354)
            Other assets                                                              173,196                    (6,963)
            Accounts payable                                                        6,285,948                 2,048,976
            Accrued expenses and other liabilities                                    214,348                 1,524,463
            Income taxes payable                                                      287,087                   350,931
            Deferred license fees and other revenue                                  (311,326)                  951,587
            Other long-term liabilities                                                28,771                    60,000
                                                                       -----------------------   -----------------------
     Net cash (used) provided by operating activities                                (888,344)                  107,848
                                                                       -----------------------   -----------------------

Cash flow from investing activities:
        Proceeds from sale of assets                                                        -                       200
        Acquisition of property, plant and equipment                               (4,966,526)               (3,583,441)
        Acquisition of subsidiary companies                                        (3,768,375)                        -
        Additional investments in affiliates                                         (276,280)                        -
                                                                       -----------------------   -----------------------
     Net cash used in investing activities                                         (9,011,181)               (3,583,241)
                                                                       -----------------------   -----------------------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                              7,400,000                 5,000,000
        Proceeds from long-term debt                                                5,100,000                         -
        Retirement of long-term debt                                               (1,024,125)                 (676,133)
        Proceeds from exercise of stock options                                       142,206                    23,204
                                                                       -----------------------   -----------------------
Net cash provided by financing activities                                          11,618,081                 4,347,071
                                                                       -----------------------   -----------------------
Net increase in cash                                                                1,718,556                   871,678
Cash at beginning of year                                                           1,016,425                   754,352
                                                                       -----------------------   -----------------------
Cash at end of period                                                $              2,734,981  $              1,626,030
                                                                       =======================   =======================

    Lancer issued debt of $3,986,000 and stock of $1,555,872 to the sellers of the subsidiaries acquired in 1997.
          The non-cash portion of these transactions is excluded from the above statement.

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

Net earnings per share are based on the weighted average number of common and common equivalent (dilutive stock options) shares outstanding each period. Fully diluted net earnings per share would not be different than net earnings per share. On July 8, 1997, the Company effected a three-for-two stock split accounted for as a dividend. Prior year weighted average shares outstanding and prior year per share amounts have been restated accordingly.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.


2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:


                                               June 30,                   December 31,
                                                 1997                         1996
                                          --------------------         --------------------
Finished Goods                          $          10,560,851        $           8,543,784
Work in process                                    22,547,285                   18,425,735
Raw material and supplies                           5,334,918                    1,269,404
                                          ====================         ====================
                                        $          38,443,054        $          28,238,923
                                          ====================         ====================



3.       Long-term Debt and Revolving Facility

Effective May 12, 1997, the Company increased its revolving facility from $17.5 million to $25.0 million. All other material terms of the revolving facility are unchanged.

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

If the Company had adopted the Statement as of June 30, 1997, EPS would have been as follows:

                      Three Months Ended                        Six Months Ended
                 June 30,            June 30,              June 30,           June 30,
                   1997                1996                  1997               1996
                 ----------          ----------           -----------         ----------
Basic EPS         $   0.20            $   0.17              $   0.40           $   0.33
Diluted EPS           0.19                0.17                  0.38               0.32



Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1997 and 1996

Net sales for the quarter ended June 30, 1997 were $32.3 million, a 26.1% increase from sales in the second quarter of 1996. The increase in 1997 reflects the inclusion of the Companys newly-acquired operations in Brazil and New Zealand, sales of frozen beverage equipment produced by the joint venture formed in late 1996, as well as growth from established operations. Sales to customers outside the United States accounted for 55.1% of sales in the second quarter of 1997, and 37.1% of sales in the second quarter of 1996.

Gross margins in the second quarter of 1997 were 24.6%, up from 23.9% in the same period of 1996. The improvement was the result of improved manufacturing efficiencies.

Selling, general and administrative expenses were $4.8 million during the quarter ended June 30, 1997, an increase of $1.4 million, or 42.1% from the second quarter of 1996. The Companys newly acquired operations in Brazil and New Zealand, and the establishment of a distribution company based in Belgium, contributed to the increase in expenses in the 1997 quarter.

Interest expense for the three months ended June 30, 1997 was $0.8 million, up $0.4 million, or 118.4%, from the same period of 1996. The higher interest expense in 1997 was driven by increased borrowing that financed Lancers recent acquisitions, capital spending, and growth of its current assets. Other income was $0.4 million in the second quarter of 1997, up from $0.1 million in the 1996 period. Income from the Companys frozen beverage dispenser joint venture was primarily responsible for the improvement in 1997. Net earnings for the 1997 quarter was $1.8 million, up 18.0% from the $1.5 million of net earnings in 1996.

Comparison of the Six-Month Periods ended June 30, 1997 and 1996

Net sales for the six months ended June 30, 1997 were $62.7 million, a 27.2% increase from net sales in the same period of 1996. The Companys new operations in Brazil (acquired in January, 1997) and in New Zealand (acquired in April,
1997) contributed to the sales growth. In addition, sales of the Companys frozen beverage dispensers and an overall increase in international sales also contributed to the sales growth during the 1997 period. Sales to customers outside the United States were 50.3% of net sales in the first half of 1997, compared to 41.2% in the same period of 1996.

Gross margins in the first half of 1997 were 24.9%, compared to 24.0% in the first two quarters of 1996. Continued improved manufacturing efficiencies drove the gross margin improvement in the 1997 period.

Selling, general and administrative expenses were $9.1 million in the first two quarters of 1997, a 36.7% increase over the amount incurred in the year earlier period. Added operating costs associated with the Companys new operations in Brazil, New Zealand and Belgium led to the increase.

Interest expense rose to $1.4 million in the first half of 1997 from $0.8 million in the same period of 1996. Larger borrowings caused the increase in 1997. Other income for the six months was $0.5 million in 1997, up from $0.2 million in 1996. Net earnings rose to $3.6 million for the six-month period of 1997 from $2.9 million in the 1996 period.

Liquidity and Capital Resources

Net cash used by operating activities was $0.9 million in the first half of 1997, compared to $0.1 million of cash provided by operating activities in the same period of the prior year. Lancer invested $5.0 million in property, plant and equipment in the first half of 1997. Additionally, the Company paid approximately $6.0 million for its Brazilian operations, and $3.3 million for the assets of the New Zealand company acquired in the second quarter. The Company financed the Brazilian transaction with a $4.0 million note issued to the seller and $2.0 million in cash. The New Zealand consideration consisted of 122,832 shares of Lancer Corporation common stock valued at approximately $1.6 million, adjusted for the three-for-two stock split effected July 8, 1997, and $1.7 million in cash. Lancer financed the cash portion of its acquisitions and its capital spending with bank debt.

Effective May 12, 1997, the Company increased its revolving facility from $17.5 million to $25.0 million. All other material terms of the revolving facility are unchanged.


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

Item 4 - Submission of Matters to a Vote of Security Holders

During the Lancer Corporation Annual Meeting of Shareholders held May 22, 1997, the Shareholders considered the following proposals:

         1.)  An  amendment  to the  Companys  1996 Stock  Incentive  Plan (the
              Plan) to allow for an increase in the maximum number of shares for which options may be awarded under the Plan. The shareholders approved an increase to 600,000 shares from 225,000 shares of Common Stock reserved for issuance upon exercise of options to be granted under the Plan. Such shares were subsequently increased to 900,000 following a three-for-two stock split effected as of July 8, 1997. Of the then outstanding shares, 5,009,858 voted for the amendment to the Plan, 242,937 voted against, and 58,233 abstained.

         2). An amendment to the Companys Articles of Incorporation increasing the number of authorized Common Shares to 50,000,000 nonassessable $0.01 par value common shares from 10,000,000 shares. Of the then outstanding shares, 5,060,283 voted for the amendment to the Articles of Incorporation, 403,101 voted against and 9,598 abstained.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)



August 13, 1997                           By: /s/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO



August 13, 1997                           By: /s/ John P. Herbots
                                          John P. Herbots
                                          Chief Financial Officer