Form 10-Q
period 1997-09-30
LANCER CORP /TX/
filed 1997-11-14
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997        Commission file number 0-13875


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


                 YES         X              NO
                         --------                   --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

          Title                                      Shares outstanding as of
                                                           November 10, 1997

Common stock, par value $.01 per share                          8,900,384

Part I - Financial Information

Item 1 - Financial Statements

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS


                                                                September 30,                  December 31,
                                                                    1997                           1996
                                                             --------------------           --------------------
                                                                 (Unaudited)

Current assets:
  Cash                                                     $           1,095,366          $           1,016,425
                                                             --------------------           --------------------
  Receivables:
    Trade accounts and notes                                          26,773,405                     19,686,318
    Refundable income taxes                                                1,572                        396,495
    Other                                                              1,504,005                        690,034
                                                             --------------------           --------------------
                                                                      28,278,982                     20,772,847
    Less allowance for doubtful accounts                                (185,000)                      (185,000)
                                                             --------------------           --------------------
      Net receivables                                                 28,093,982                     20,587,847
                                                             --------------------           --------------------

  Inventories                                                         43,120,699                     28,238,923
  Prepaid expenses                                                       184,456                        243,937
  Deferred tax asset                                                     102,346                         64,513
                                                             --------------------           --------------------

      Total current assets                                            72,596,849                     50,151,645
                                                             --------------------           --------------------

Property, plant and equipment, at cost:
  Land                                                                 1,307,663                      1,307,663
  Buildings                                                            9,986,421                      9,681,466
  Machinery and equipment                                             17,245,116                     14,925,713
  Tools and dies                                                       8,635,096                      8,448,506
  Leaseholds, office equipment and vehicles                            6,834,951                      5,945,069
  Construction in progress                                             9,359,293                      5,162,508
                                                             --------------------           --------------------
                                                                      53,368,540                     45,470,925
  Less accumulated depreciation and amortization                     (21,488,976)                   (19,676,377)
                                                             --------------------           --------------------
    Net property, plant and equipment                                 31,879,564                     25,794,548
                                                             --------------------           --------------------

Long-term receivables                                                    447,795                        404,007
Investment in affiliates                                               5,867,304                      2,975,000
Intangibles and other assets,
 at cost, less accumulated amortization                                3,373,551                      2,684,073
                                                             --------------------           --------------------

                                                           $         114,165,063          $          82,009,273
                                                             ====================           ====================

                               See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       September 30,                  December 31,
                                                                            1997                          1996
                                                                     -------------------           --------------------
                                                                        (Unaudited)
Current liabilities:
  Accounts Payable                                             $         16,176,313          $           6,302,345
  Current installments of long-term debt                                  3,472,200                      1,852,500
  Line of credit with bank                                               19,000,000                     11,700,000
  Deferred licensing and maintenance fees                                   962,844                      1,339,868
  Accrued expenses and other liabilities                                  5,753,900                      4,288,130
  Income taxes payable                                                      (22,387)                         -
                                                                     -------------------           --------------------

    Total current liabilities                                            45,342,870                     25,482,843

Deferred tax liability                                                    1,179,036                      1,038,655
Other long-term liabilities                                                 820,000                        820,000
Long-term debt, excluding current installments                           21,958,550                     15,459,375
Long-term deferred licensing and maintenance fees                         2,173,149                      2,172,137
                                                                     -------------------           --------------------

     Total liabilities                                                   71,473,605                     44,973,010
                                                                     -------------------           --------------------

Shareholders' equity:
  Common stock, $.01 par value:
   50,000,000 shares authorized; 8,900,436 and 5,820,976
   issued and outstanding in 1997 and 1996, respectively                     89,004                         58,209

  Additional paid-in capital                                             11,594,526                      9,888,244

  Cumulative translation adjustment                                        (514,040)                       183,803

  Retained earnings                                                      31,521,968                     26,906,007
                                                                     -------------------           --------------------

    Total shareholders' equity                                           42,691,458                     37,036,263
                                                                     -------------------           --------------------

                                                                   $    114,165,063              $      82,009,273
                                                                     ===================           ====================


                           See  accompanying  notes  to  consolidated  financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                Three Months Ended                          Nine Months Ended
                                       September 30,        September 30,          September 30,        September 30,
                                           1997                 1996                    1997                 1996
                                      ----------------     ----------------       -----------------    -----------------

Net sales                           $      29,844,076    $      27,895,453      $       92,536,791   $       77,133,939
Cost of sales                              22,214,108           21,409,375              69,300,881           58,866,795
                                      ----------------     ----------------       -----------------    -----------------
    Gross profit                            7,629,968            6,486,078              23,235,910           18,267,144

Selling, general and
   administrative expenses                  5,377,909            4,085,332              14,435,253           10,670,224
                                      ----------------     ----------------       -----------------    -----------------

    Operating income                        2,252,059            2,400,746               8,800,657            7,596,920
                                      ----------------     ----------------       -----------------    -----------------

Other income (expense):
  Interest expense                           (638,029)            (306,971)             (2,012,136)          (1,114,336)
  Other income, net                           122,660              230,973                 586,845              452,250
                                      ----------------     ----------------       -----------------    -----------------
                                             (515,369)             (75,998)             (1,425,291)            (662,086)
                                      ----------------     ----------------       -----------------    -----------------

    Income before income taxes              1,736,690            2,324,748               7,375,366            6,934,834
                                      ----------------     ----------------       -----------------    -----------------

Income tax expense (benefit):
  Current                                     642,587              708,353               2,619,024            2,522,704
  Deferred                                     69,468              107,643                 140,381               37,131
                                      ----------------     ----------------       -----------------    -----------------
                                              712,055              815,996               2,759,405            2,559,835
                                      ----------------     ----------------       -----------------    -----------------

    Net earnings                    $       1,024,635   $        1,508,752      $        4,615,961   $        4,374,999
                                      ================     ================       =================    =================

Weighted average shares                     9,402,980            9,120,756               9,384,624            9,091,337
                                      ================     ================       =================    =================

Net earnings per share              $            0.11    $            0.17      $             0.49   $             0.48
                                      ================     ================       =================    =================


                               See  accompanying  notes  to  consolidated  financial statements.


                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                        September 30,             September 30,
                                                                                            1997                      1996
                                                                                  -----------------------   -----------------------

Cash flow from operating activities:
     Net earnings                                                               $              4,615,961  $             4,374,999
     Adjustments  to  reconcile  net  earnings  to net  cash  used by operating activities (net of effects from purchase of subsidiaries:)
        Depreciation and amortization                                                          2,011,512                1,844,980
        Loss on sale and disposal of assets                                                           -                   (15,485)
        Cumulative effect of the translation adjustment                                         (697,843)                 218,896
        Gain on investments in affiliates                                                        (87,826)                       -
        Changes in assets and liabilities:
            Receivables                                                                       (6,654,003)              (5,183,764)
            Refundable income taxes                                                              394,923                        -
            Prepaid expenses                                                                      76,903                 (183,771)
            Deferred tax liability                                                               (37,833)                       -
            Inventories                                                                      (10,698,760)              (7,023,797)
            Other assets                                                                         152,769                  (71,524)
            Accounts payable                                                                   9,291,848                1,982,935
            Accrued expenses and other liabilities                                             1,303,441                1,279,103
            Income taxes payable                                                                 (22,387)                (330,577)
            Deferred license fees and other revenue                                             (376,012)                 659,693
            Other long-term liabilities                                                          140,381                   90,000
                                                                                  -----------------------   -----------------------
     Net cash used by operating activities                                                      (586,926)              (2,358,312)
                                                                                  -----------------------   -----------------------
Cash flow from investing activities:
        Proceeds from sale of assets                                                                   -                   43,625
        Acquisition of property, plant and equipment                                          (6,929,838)              (5,838,456)
        Acquisition of subsidiary companies                                                   (3,768,375)                        -
        Additional investments in affiliates                                                    (250,000)                        -
                                                                                  -----------------------   -----------------------
     Net cash used in investing activities                                                   (10,948,213)              (5,794,831)
                                                                                  -----------------------   -----------------------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                                         7,300,000                7,900,000
        Proceeds from long-term debt                                                           5,850,000                8,301,883
        Retirement of long-term debt                                                          (1,717,125)              (6,447,550)
        Proceeds from exercise of stock options                                                  181,205                   23,204
                                                                                  -----------------------   -----------------------
Net cash provided by financing activities                                                     11,614,080                9,777,537
                                                                                  -----------------------   -----------------------
Net increase in cash                                                                              78,941                1,624,394
Cash at beginning of year                                                                      1,016,425                  754,352
                                                                                  -----------------------   -----------------------
Cash at end of period                                                           $              1,095,366   $            2,378,746
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


2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:



                                             September 30,                December 31,
                                                 1997                         1996
                                          --------------------         --------------------
Finished Goods                          $          11,845,866        $           8,543,784
Work in process                                    25,290,777                   18,425,735
Raw material and supplies                           5,984,056                    1,269,404
                                          ====================         ====================
                                        $          43,120,699        $          28,238,923
                                          ====================         ====================


3.       Earnings Per Share

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

If the Company had adopted the Statement as of September 30, 1997, EPS would have been as follows:


                           Three Months Ended                                Nine Months Ended
                  September 30,         September 30,               September 30,         September 30,
                       1997                  1996                        1997                  1996
                 -----------------     -----------------           -----------------     -----------------
Basic EPS        $           0.12      $           0.17            $           0.52      $           0.48
Diluted EPS                  0.11                  0.17                        0.49                  0.48


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "forecast," "plan," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions which exist or must be made as a result of certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, forecast, planned or intended. The Company does not intend to update these forward-looking statements.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1997 and 1996

Net sales for the quarter ended September 30, 1997 were $29.8 million, a 7.1% increase over sales in the third quarter of 1996. The increase primarily reflects the inclusion of sales from the Company's newly-acquired operations in Brazil and New Zealand. Sales in parts of Asia and Europe were below expectations. Overall, sales to customers outside the United States were 43.3% of sales in the third quarter of 1997, compared to 37.0% of sales in the third quarter of 1996.

Gross margin in the third quarter of 1997 was 25.6%, up from 23.3% in the same period last year. The improvement was the result of continued cost savings in the manufacturing process and changes in product mix.

Selling, general and administrative expenses were $5.4 million in the third quarter of 1996, an increase of $1.3 million, or 33.0% from the third quarter last year. Expenses from Lancer's new operations in Brazil and New Zealand, plus costs associated with the Company's new marketing initiative in Europe caused most of the increase.

Interest expense for the three months ended September 30, 1997 was $0.6 million, up $0.3 million, or 107.8% from the same period last year. The higher interest expense is the result of larger borrowings that financed capital spending, acquisitions, and increases in current assets. Lancer's effective tax rate increased in the third quarter of 1997 because of the nondeductibility of foreign losses against income earned in the United States. Net earnings for the 1997 quarter were $1.0 million, down 32.1% from the $1.5 million earned in the third quarter of 1996.

There were several factors that negatively impacted Lancer's financial performance in the third quarter of 1997. First, the Company's subsidiaries in Brazil and New Zealand were unprofitable. Sales in those markets suffered from overall weakness in demand for dispensing equipment. Results from both subsidiaries may remain pressured in the near term, but are expected to strengthen in 1998. Second, Lancer recently formed a new subsidiary in Brussels, Belgium. Operations consist of a warehouse and sales office. The new European operation will improve service to customers. The short term impact has been to increase costs in a weak European market. Third, sales to Asian customers were below expectations, as falling currency values in Southeast Asia negatively impacted shipments to the region. Currently, demand for the Company's products varies greatly by individual market within Asia. The uncertainty about currency values could continue to impact the Company's sales in Asia.


Comparison of the Nine-Month Periods ended September 30, 1997 and 1996

Net sales for the nine months ended September 30, 1997 were $92.5 million, a 20% increase from sales in the same period of 1996. The increase reflects the results of the Company's recently acquired subsidiaries in Brazil and New Zealand, higher export sales from the United States, and higher sales in the domestic market. Sales to customers outside the United States were 48.0% of net sales in the first three quarters of 1997, compared to 39.7% in the same period of 1996.

Gross  margin  in the  first  nine  months  of  1997  was  25.1%, up from  23.7%
in the 1996 period. Improved manufacturing efficiencies caused most of the increase.

Selling, general and administrative expenses were $14.4 million in the first three quarters of 1997, up 35.3% from the same period of 1996. Operating costs from the new subsidiaries in Brazil and New Zealand, increased spending in Europe, and a general increase in spending to support growth caused the increase.

Interest expense rose to $2.0 million in 1997 from $1.1 million in 1996 because of higher average borrowings. Net earnings were $4.6 million in the first three quarters of 1997, up 5.5% from the $4.4 million earned in the 1996 period.


Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements as well as its debt service requirements with funds provided by operations and borrowings under its credit facilities.

Net cash used by operating activities improved to $0.6 million in the first nine months of 1997, compared to $2.4 million in the same period last year. Lancer invested $6.9 million in property, plant and equipment in the first three quarters of 1997. Additionally, the Company paid approximately $6.0 million for its Brazilian operations, and $3.3 million for the assets of the New Zealand company acquired in the second quarter. The Company financed the Brazilian transaction with a $4.0 million note issued to the seller and $2.0 million in cash. Consideration for the New Zealand acquisition consisted of 122,832 shares of Lancer Corporation common stock valued at approximately $1.6 million, adjusted for the three-for-two stock split effected July 8, 1997, and $1.7 million in cash. Lancer financed the cash portion of its acquisitions and its capital spending with bank debt.

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

LANCER CORPORATION
(Registrant)



November 12, 1997                    By:  /s/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO



November 12, 1997                    By:  /s/ John P. Herbots
                                          John P. Herbots
                                          Chief Financial Officer