Form 10-K
period 1997-12-31
LANCER CORP /TX/
filed 1998-03-31
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-13875

                               Lancer Corporation
             (Exact name of registrant as specified in its charter)


             Texas                                                 74-1591073
 (State or other jurisdiction of                                 (IRS Employer
  incorporation or organization)                             Identification No.)

  6655 Lancer Blvd., San Antonio, Texas                                   78219
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (210) 310-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 23, 1998, held by non-affiliates of the registrant was approximately $71,676,787 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 23, 1998, was 8,914,490.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this report and prepared for the 1998 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

                                     PART I

ITEM 1.   BUSINESS

General

Lancer designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry. Lancer also markets frozen beverage dispensers manufactured by a joint venture that is 50% owned by the Company. Lancer's products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries and food service chains for use in various food and beverage operations. The Company is a vertically integrated manufacturer whose tooling, production, assembly and testing capabilities enable it to fabricate a substantial portion of the components used in Company products. In addition, the Company is an innovator of new products in the beverage dispensing industry and has a large technical staff supported by state-of-the-art engineering facilities to develop these new products and to enhance existing product lines in response to changing industry requirements and specific customer demands.

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

Strategy

The Company's strategy is to increase sales through (i) its continued emphasis on providing technologically superior, reliable, high quality products to its customers, (ii) the development of new and enhanced products in anticipation of market demand and (iii) emphasis on establishing a strategic international manufacturing and distribution network to enhance customer service throughout the world.

In 1997, Lancer completed expansions of its manufacturing capacity in San Antonio, Texas and in Piedras Negras, Mexico. The Company believes the expansions will allow production to grow with customer demand. In the first quarter of 1997, Lancer completed the purchase of the assets of a Sao Paulo, Brazil, based manufacturer and marketer of fountain soft drink and beer dispensing equipment. The Brazilian operation has improved Lancer's ability to serve its customers in the region. In the second quarter of 1997, the Company acquired a manufacturer of beer and fountain soft drink dispensing equipment based in Auckland, New Zealand. Lancer also opened a sales office and warehouse facility in Brussels, Belgium to improve delivery of its products to European, Middle Eastern and North African customers.

The Beverage Dispensing Industry

The manufacture of fountain soft drink and other beverage dispensing systems is a rapidly changing industry. Technological changes and improvements continue to be reflected in the development, manufacture and introduction of new products and processes. Manufacturers of such beverage dispensing systems generally sell most of their products to one or more major soft drink companies, licensed bottlers, large international breweries, equipment distributors and food service chains. In order to facilitate sales of their beverage products to end-users, soft drink companies and some breweries, and their respective affiliates, in turn sell or lease the dispensing systems to restaurants, convenience stores, concessionaires and other food and beverage operators. Soft drink companies generally recommend that their affiliates purchase beverage dispensing systems from approved manufacturers. Informal, long-term relationships between certain manufacturers and soft drink companies have become the norm in the industry.


Products

The Company's products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services.



Soft Drink and Citrus Dispensers

The Company manufactures and sells a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems. These systems are non-coin operated. The type of equipment and configuration of each model varies according to intended use and specific customer needs. The Company's mechanically cooled dispensing systems chill beverages as they run through stainless steel tubing inside a self-contained refrigeration unit. In the Company's ice cooled dispensing systems, the beverage is cooled as it runs through stainless steel tubing encased in an aluminum cold plate which serves as the heat transfer element when covered with ice. Several of the ice cooled systems also dispense ice. The Company manufactures both post-mix and pre-mix dispensing equipment for each of the mechanically cooled and ice cooled fountain systems.

Lancer manufactures several models of mechanically cooled citrus dispensing systems for counter top use. The Minute Maid Company, a division of The Coca Cola Company, is the primary customer for the Company's citrus dispensing products.

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of soft drink and citrus dispensers for the years ended December 31, 1997, 1996 and 1995, accounted for approximately 47%, 54% and 55% of total sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and water at a preset ratio. The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The Company's primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market. Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers. For the years ended December 31, 1997, 1996 and 1995, sales of valves and related accessories accounted for approximately 14%, 16% and 20% of total net sales, respectively.

Beer Dispensing Systems

The Company manufactures and markets beer dispensing equipment and related accessories. Products include chillers, taps, fonts, dispensers and kegs. Lancer's operations in Australia, Brazil and New Zealand account for most of the Company's sales of beer related equipment. Sales of beer equipment represented 8%, 1% and 0% of total net sales in the years ended December 31, 1997, 1996 and 1995, respectively.

Other Related Products and Services

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process. For the years ended December 31, 1997, 1996 and 1995, revenues from these activities accounted for approximately 4%, 4% and 5% of sales, respectively.

Lancer FBD Partnership, Ltd., a joint venture in which Lancer owns a 50% interest, manufactures frozen beverage dispensers. Sales of the dispensers represented 4%, 2% and 0% of Lancer's total net sales in the years ended December 31, 1997, 1996 and 1995, respectively.

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, ice bagger machines, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems. Lancer also provides logistics services to certain of its customers. Together, these parts and services constitute 23%, 23% and 20% of the Company's total net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

Product Research and Development

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 1997, 1996 and 1995, Company-sponsored research and development expenses were $1,467,000, $913,000 and $737,000, respectively.

Production, Inventory and Raw Materials

The Company's major products typically contain a number of metal and/or plastic parts that are manufactured by the Company. The production of these parts usually requires metal dies, fixtures, thermal plastic injection molds, and other tooling, some of which are produced in the Company's tool and die and mold departments. Other manufacturing processes include welding, polishing, painting, tube bending, metal turning, stamping, and assembling of printed circuit boards and wire harnesses. The Company assembles the various parts and components into finished products, or sells them as spare parts.

Substantially all raw materials and parts not manufactured internally are readily available from other commercial sources. The Company has not experienced any significant shortages in the supply of its raw materials and parts over the past several years. Shortages can occur from time to time, however, and could delay or limit the manufacture of the Company's products. Such a disruption could adversely affect the Company's operations. The Company does not stockpile large amounts of raw materials and parts, but attempts to control its inventory through extrapolation of historical production requirements and by using its specific knowledge of the market. In addition, the Company would be able to manufacture some purchased parts if shortages of these parts were to occur.
There can be no assurances, however, that these measures will be entirely successful or that disruptive shortages will not occur in the future.

Backlog

The Company's manufacturing operations are driven by actual and forecasted customer demand. The Company's backlog of unfilled orders was approximately $8.2 million, $10.1 million, $10.2 million at December 31, 1997, 1996 and 1995, respectively. It is anticipated that 1997 backlog orders will be filled in 1998.

Marketing and Customers

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Lancer is a preferred supplier to The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 24%, 33% and 50% of the Company's total net sales for the years ended December 31, 1997, 1996 and 1995, respectively. None of the Company's customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. Lancer does not expect any significant volume or price reductions in its business with The Coca-Cola Company. If they were to occur, however, such reductions would have a material adverse impact on the Company's financial position and its results of operations.

The Company and The Coca-Cola Company have entered into a master development agreement which governs development of various products. Products that are developed pursuant to this agreement may be sold only to The Coca-Cola Company or its designated agents. The agreement generally provides that The Coca-Cola Company will also retain the rights to any tooling it pays for and any resulting patents. The Company is obligated under the development agreement to make its manufacturing capabilities available for the benefit of The Coca-Cola Company as they relate to, and are required for, selected projects. The Company supplies engineering and research and development personnel, designs, develops and creates prototypes, and obtains either an exclusive or a non-exclusive license to manufacture and market the resulting products. Generally, the Company warrants all such products for one year. The Coca-Cola Company may terminate the development agreement at any time, subject to certain conditions.

The Company and The Coca-Cola Company have entered into certain logistics support agreements under which the Company warehouses and distributes new and used products owned by The Coca-Cola Company. The two parties also have entered into agreements which provide for the remanufacturing of used dispensing equipment owned by The Coca-Cola Company. During 1997, the Company expanded the scope of all such arrangements with The Coca-Cola Company.


International Sales

For the years ended December 31, 1997, 1996 and 1995, the sales to customers outside the United States were approximately 48%, 43% and 35% of total net sales, respectively. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia, Brazil, Mexico and New Zealand, and operates warehouses in Belgium and Russia.

The Company's foreign sales and operations could be adversely affected by foreign currency fluctuations, exchange controls, tax policies, deterioration of foreign economies, the expropriation of Company property, and other political actions and economic events. Although the Company attempts to limit such risks, there can be no assurance that these efforts will be successful.

In the first quarter of 1997, Lancer completed the purchase of the assets of a Sao Paulo, Brazil, based manufacturer of fountain soft drink and beer dispensing equipment. In the second quarter of 1997, the Company acquired a manufacturer of beer and fountain soft drink dispensing equipment based in Auckland, New Zealand. Also, in 1997, Lancer opened a sales office and warehouse facility in Brussels, Belgium.


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

Employees

As of December 31, 1997, the Company had 1,569 full-time employees of whom 79 were engaged in engineering and technical support, 1,305 in manufacturing, 79 in marketing and sales and 106 in general management and administrative positions. The majority of the employees work at the Company's facilities in San Antonio, Texas. 545 employees work at the Company's facility in Piedras Negras, Mexico, 94 are employed by the Company's Brazilian subsidiary, 57 are employed by the Company's Australian subsidiary, and 31 work in New Zealand. Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia. None of the U.S. employees are represented by a union or are subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.

Intellectual Property

The Company presently owns 34 United States patents and numerous corresponding foreign patents. It has 10 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. The patents have a remaining life of 4 to 19 years. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

The Company seeks to improve its products and to obtain patents on these improvements. As a result, the Company believes its patent portfolio will expand, thereby lessening its reliance on any one particular patent. The Company also believes its competitive position is enhanced by its existing patents and that any future patents will continue to enhance this position. There can be no assurance, however, that the Company's existing or future patents will continue to provide a competitive advantage, nor can there be any assurance that the Company's competitors will not produce non-infringing competing products.

In addition to Company-owned patents, Lancer has assigned patents to the Company's customers, primarily The Coca-Cola Company. These patents are the result of special development projects between Lancer and its customers. These projects are typically paid for by the customer, with Lancer either retaining licenses to manufacture the products covered by these patents for the customer, or granting such licenses to the customer. The Company occasionally acquires patent protection for products that are complimentary to products whose patents are controlled by third parties.

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

There are no material environmental claims pending or, to the Company's knowledge, threatened against the Company. The Company also believes that its operations are in material compliance with current U.S., state, and foreign laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. The Company can provide no assurance, however, that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2.   PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling approximately 723,000 square feet, including three buildings owned by Lancer covering approximately 410,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. A 220,000 square foot plant expansion at the Company's primary San Antonio facility was completed in 1997. In the first quarter of 1998, the Company completed construction of approximately 32,000 square feet of office space at its primary San Antonio facility. The Company owns and operates facilities located in Piedras Negras, Mexico consisting of 192,000 square feet of completed space, including 56,000 square feet of space that was completed in 1997. The Company also leases a 59,000 square foot plant in Sao Paulo, Brazil, a 34,000 square foot plant in Auckland, New Zealand, a 38,284 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Brussels, Belgium; Moscow, Russia; and Monterrey, Mexico. The Company leases 516,000 square feet of space throughout the world. The Company sold a building in Chicago, Illinois during the fourth quarter of 1997.

Total net rent expense for real estate was $1,359,000, $1,093,000, and $712,000 in 1997, 1996 and 1995, respectively. Included in total rent expense in 1997 is $89,000 for certain properties that are leased from a partnership controlled by certain shareholders. See Note 5 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for more information.


ITEM 3.   LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 1997.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's common stock is currently traded on the American Stock Exchange ("ASE") under the symbol "LAN." The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated. Prices are adjusted for three-for-two stock dividends effective July 8, 1997 and July 9, 1996.

Market Price For Common Stock
                              1997                             1996
Quarter                       High           Low               High            Low
-----------------------    --------------------------       ---------------------------
First                          $15.00         $11.92              $8.00          $6.06
Second                          17.33          12.58              10.56           7.22
Third                           17.63          14.75               9.94           8.00
Fourth                          16.13          10.75              13.92           8.67


On March 23, 1998, the closing price of the Company's common stock, as reported by the ASE, was $13.00 per share. On that date, there were 162 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a cash dividend on the common stock to date. It is a general policy of the Company to retain future earnings to support future growth.


ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
                                                                      Years Ended December 31,
                                           --------------------------------------------------------------------------------
                                                1997              1996            1995            1994           1993
                                           ---------------   ---------------  -------------   -------------  --------------
Operating Data:
     Net sales                                 $  119,502        $  103,295      $  76,432      $   71,526       $  57,254
     Gross profit                                  31,337            24,929         16,439          14,312          10,500
     Selling, general and
        administrative expenses                   (20,439)          (14,512)        (9,934)         (9,359)         (7,175)
     Operating income                              10,898            10,417          6,505           4,953           3,325
     Interest expense                              (2,815)           (1,588)          (981)           (755)           (795)
     Interest and other income, net                 1,040               318          1,179             354           1,060
     Earnings before income taxes
        and extraordinary item                      9,123             9,147          6,703           4,552           3,590
     Income tax expense                             3,037             3,415          2,612           1,602           1,416
     Net earnings                                   6,086             5,732          4,091           2,950           2,174
     Net earnings per share*
       Basic                                       $ 0.69            $ 0.66         $ 0.47          $ 0.36          $ 0.27
       Diluted                                     $ 0.65            $ 0.63         $ 0.46          $ 0.35          $ 0.26
     Weighted average shares outstanding*
       Basic                                        8,863             8,722          8,701           8,178           7,972
       Diluted                                      9,338             9,052          8,985           8,460           8,214

      * Per share amounts have been restated to reflect three-for-two stock dividends effective July 8, 1997, July 9, 1996 and July 11, 1995

                                                                         As of December 31,
                                           --------------------------------------------------------------------------------
                                                1997              1996            1995            1994           1993
                                           ---------------   ---------------  -------------   -------------  --------------
Balance Sheet Data:
     Total assets                              $  110,669         $  82,009      $  57,944       $  46,896        $ 38,902
     Short-term debt                               23,444            13,553          8,448           7,409           7,159
     Long-term debt, less
        current installments                       21,565            15,459          5,398           3,397           2,575
     Shareholders' equity                          42,961            37,036         31,065          26,919          20,325


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

Results of Operations


Comparison of the Years Ended December 31, 1997 and December 31, 1996

Net sales for the year ended December 31, 1997 increased by $16.2 million, or 16%, to $119.5 million from $103.3 million in 1996. This increase was driven primarily by the inclusion of sales from the Company's newly acquired operations in Brazil and New Zealand, and by strong sales across most product lines. Sales of mechanically cooled dispensers rose 7%, sales of ice cooled dispensers rose 13%, and spare parts sales increased 35%. The newly acquired subsidiaries enhanced the Company's market position in beer equipment as sales of those product lines grew 665%. The Company's joint venture in frozen beverage dispensing systems established in 1996 also contributed to growth during the year as sales of frozen beverage dispensers grew 193% during 1997. Sales of new citrus dispensers declined 36% from 1996 levels. The Company's primary customer has significantly reduced purchases of new equipment, but has increased the remanufacture of existing equipment. Lancer's remanufacturing revenues increased 24% in 1997.

Sales to customers outside the United States represented 48% of net sales for the year ended December 31, 1997, compared to 43% for the prior year.

Gross profit for the year ended December 31, 1997 increased by $6.4 million, or 26%, to $31.3 million from $24.9 million for the prior year, due to the higher sales and an improvement in manufacturing gross margin to 26% in 1997 from 24% in 1996. This improvement reflects product mix changes and management's ongoing efforts to control costs through manufacturing process enhancements.

Selling, general and administrative expenses for the year ended December 31, 1997 were $20.4 million, (17% of sales), up from $14.5 million (14% of sales) in 1996. The increase was primarily driven by the recent acquisitions, and by non-recurring expenses relating to the Company's expansion in Western Europe and the implementation of a fully integrated manufacturing MRP II system. Small increases in company-sponsored research and development expenses and in administrative personnel to support the Company's growth also contributed to the overall increase in expenses.

Interest expense for the year ended December 31, 1997 was $2.8 million, up from $1.6 million in 1996. This increase resulted from higher average borrowings to fund asset growth. The Company's income tax rate was 33% in 1997 compared to 37% in 1996. In 1997, the Company applied for, and received tax credits for research and development expenditures incurred in prior years. Tax planning reduced the impact of foreign and state taxes, further lowering the effective tax rate in 1997.

Net earnings for the year ended December 31, 1997 were $6.1 million, a 6% increase over the $5.7 million earned in 1996. Net earnings per diluted share improved 3% to $0.65 in 1997 from $0.63 in 1996.

Comparison of the Years Ended December 31, 1996 and December 31, 1995

Net sales for the year ended December 31, 1996 increased by $26.9 million, or 35%, to $103.3 million from $76.4 million in 1995. This increase was driven primarily by the inclusion of the Company's Australian subsidiary for a full year, and by strong sales across most product lines. Excluding sales of the Australian subsidiary, sales of mechanically cooled dispensers rose 42%, sales of ice cooled dispensers rose 69%, and spare parts sales increased 56%. Sales of citrus dispensers declined 35% from 1995 levels, as the Company introduced a major new product line. International sales represented 43% of net sales for the year ended December 31, 1996, compared to 35% for the prior year.

Gross profit for the year ended December 31, 1996 increased by $8.5 million, or 52%, to $24.9 million from $16.4 million for the prior year, due to the higher sales and an improvement in manufacturing gross margin to 24% in 1996 from 22% in 1995. This improvement reflects product mix changes and management's ongoing efforts to control costs through manufacturing process enhancements.

Selling, general and administrative expenses for the year ended December 31, 1996 were $14.5 million, (14% of sales), up from $9.9 million (13% of sales) in 1995. The increase was primarily driven by increased worldwide selling expenses, by an increase in company-sponsored research and development expense, and by a general increase in personnel to support the Company's growth.

Interest expense for the year ended December 31, 1996 was $1.6 million, up from $1.0 million in 1995. This increase resulted from higher average borrowings to fund asset growth. The Company's income tax rate was 37% in 1996 compared to 39% in 1995. The lower rate was primarily the result of tax planning relating to foreign and state taxes.

Net earnings for the year ended December 31, 1996 were $5.7 million, a 40% increase over the $4.1 million earned in 1995. Net earnings per diluted share improved 39% to $0.63 in 1996 from $0.46 in 1995.

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

Lancer generated $3.1 million of cash from operating activities in 1997, compared to $3.5 million of cash used by operating activities in 1996. Record earnings in 1997 were partially offset by an increase in inventory and accounts receivable. The increase in current assets was caused by sales growth and by slower inventory turns.

Capital spending was $9.9 million in 1997. During the year, the Company completed a 220,000 square foot plant expansion at its primary facility in San Antonio, and a 56,000 square foot plant expansion in Piedras Negras, Mexico. The Company also completed most of a 32,000 square foot office addition to its primary facility in San Antonio. The space was completed and occupied in the first quarter of 1998, consolidating three San Antonio office locations. Lancer expects capital spending levels in 1998 to be less than half of those in 1997.

In the first quarter of 1997, Lancer completed the purchase of a Sao Paulo, Brazil, based manufacturer and marketer of fountain soft drink and beer dispensing equipment. The $6.0 million purchase price was financed with $2.0 million of cash and a $4.0 million note issued to the seller. Lancer funded the cash portion of the purchase price with bank debt.

In the second quarter of 1997, the Company bought the assets of an Auckland, New Zealand based manufacturer of beer and fountain soft drink equipment for $3.3 million. Consideration consisted of 122,832 shares of Lancer Corporation common stock (adjusted for the three-for-two stock split effected July 8, 1997) valued at approximately $1.6 million, plus $1.7 million in cash. Lancer financed the cash portion of the acquisition with bank debt.

Lancer funded a portion of its capital spending and the cash portion of its acquisitions with bank debt. In July, 1996, the Company entered into an agreement with two banks for $42.5 million of five year credit facilities. The facilities included a $17.5 million revolving loan, and loans totaling $25.0 million to fund capital spending and acquisitions. The credit facilities require that the Company maintain certain financial ratios and other covenants. In May, 1997, the Company increased its revolving facility from $17.5 million to $25.0 million. In December, 1997, the Company increased its revolving facility from $25.0 million to $30.0 million. The increase to $30.0 million is effective through July 15, 1998, when the facility will decrease to $25.0 million. Certain financial covenants were amended through July 15, 1998. The Company is in compliance with respect to financial ratios and covenants contained in the credit agreement.

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

Accounting Matters

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the "Code") was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. The Company, prevented by current tax regulations from maintaining both the DISC and a FSC at the same time, has determined it may be advantageous to convert the DISC to a FSC. The conversion to a FSC could take place in 1998. At the time of such a conversion, the Company will be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. If the DISC had been converted on December 31, 1997, it would have resulted in a reduction of approximately $801,000 in the Company's net earnings. The Company will be able to pay such federal income taxes over a ten-year period; thus the Company does not anticipate that payments of such federal income taxes will significantly affect the Company's cash from operations.

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Statement simplifies the standards for computing earnings per share and makes the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries. The Company adopted SFAS No. 128 in 1997. All prior-period earnings per share data presented in the accompanying consolidated financial statements has been restated to conform to the requirements of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.


Year 2000

In 1997, Lancer implemented a BaaN ERP manufacturing system which is year 2000 compliant. The Company is also working with its vendors and processing banks to ensure that their systems are year 2000 compliant. The Company does not expect to incur any additional material expenses relating to year 2000 compliance.


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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in the Company's proxy statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the directors of the Company as required in response to this item and is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:

        Name                      Age              Position with the Company

  Alfred A. Schroeder             61                 Chairman of the Board
  George F. Schroeder             58                 President, Chief Executive Officer and Director
  John P. Herbots                 50                 Vice President Finance, CFO and Director
  Walter J. Biegler               56                 Director
  Jean M. Braley                  68                 Director
  Charles K. Clymer               62                 Director
  Michael E. Smith                57                 Director
  Charles W. Thomas               44                 Vice President of Marketing
  Robert W. Abbott                59                 Vice President-Asia
  Richard M. Abraham              47                 Vice President-Pacific
  Jose A. Canales, Jr.            52                 Vice President-Latin America
  Robert E. Gehl                  36                 Vice President-Europe
  James R. Sprinkle               50                 Vice President-North America
  Samuel Durham                   49                 Vice President of Engineering
  Michael U. Raymondi             51                 Vice President of Operations

Mr. Alfred A. Schroeder is a co-founder of the Company and has served as Chairman of the Board of Directors of the Company since its inception in 1967. His primary responsibilities include conceptual engineering design, new product development and corporate planning. He is the brother of George F. Schroeder, and is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions."

Mr. George F. Schroeder is a co-founder of the Company and has served as Chief Executive Officer, President and a director of the Company since 1967. His primary responsibilities include strategic planning, marketing, overall production management and corporate administration. He is the brother of Alfred
A. Schroeder, and is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions."

Mr. John P. Herbots joined the Company as Vice President of Finance and Administration in February 1995. On August 7, 1995, Mr. Herbots was appointed Chief Financial Officer and Treasurer. Prior to joining Lancer, Mr. Herbots was Executive Vice President of MK Rail Corporation and from 1990 until 1992 served as Vice President and Chief Financial Officer for Morrison Knudsen Corporation's Rail Systems Group. Prior to that he was Vice President and CFO of Avline Leasing Corporation for one year, of Lancer Corporation for one year and of Fairchild Aircraft Corporation for four years. Mr. Herbots was elected to the Board of Directors in May 1995.

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

Ms. Jean M. Braley has served as a director of the Company since 1976. She served as Secretary of the Company from 1982 to 1985. Ms. Braley has been a private investor since 1985. She is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions."

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

Mr. Richard M. Abraham has been employed by the Company as Vice President-Pacific since April 1, 1997. He was previously a principal owner of Applied Beverage Systems (1990), Ltd. ("ABS") in Auckland, New Zealand, since 1986. The Company acquired substantially all of the assets of ABS in April, 1997.

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

All directors of the Company are elected annually. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. The Board of Directors of the Company currently maintains an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee are Walter J. Biegler, Jean M. Braley, Charles K. Clymer and Michael E. Smith. The Audit Committee met once in 1997. The members of the Compensation Committee are Walter J. Biegler, Charles K. Clymer and Michael E. Smith. No member of the Compensation Committee is an executive officer of the Company. The Compensation Committee met once in 1997. The members of the Stock Option Committee are Walter A. Biegler, Charles K. Clymer and Michael E. Smith. The Stock Option Committee met seven times in 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The  information  set  forth  under  the  caption   "Compensation   and  Certain
Transactions" in the Company's proxy statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information set forth under the captions "Principal Shareholders" and "Election of Directors" in the Company's proxy statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

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

     (3) Exhibits:

          3.1* Registrants Articles of Incorporation and amendments thereto 3.2* Bylaws of the Registrant 4.1* Specimen Common Stock Certificate, $0.01 par value, of Registrant
        10.1*     Lancer Corporation Profit Sharing Plan
        10.2*     1992 Non-Statutory Stock Option Plan
        10.3*     1987 Incentive Stock Option Plan
        10.4*     Master  Development  Agreement,  dated  January 12,  1984, between  Lancer  Corporation  and The Coca-Cola Company
        10.5*     Net  Lease  Agreement,  dated  July 1,  1974,  between  Lancer
                  Corporation and Lancer Properties dated as of June 3, 1977
        10.6*     Loan  Agreement,  dated  as of July  24, 1991, between Lancer
                  Corporation and First Interstate Bank 10.7* Security Agreement dated as of July 24, 1991, between Lancer Corporation and First Interstate Bank of Texas
        10.8*     Fourth Amendment to Loan Agreement and Loan Documents, dated as of July 29, 1994, between Lancer Corporation and First
                  Interstate Bank
        10.9*     Modification of Deeds of Trust,  dated as of May 15, 1993, for the benefit of First Interstate Bank, as modified by the Second Modification of Deeds of Trust, dated as of April 8,
                  1994, and the Third Modification of Deeds of Trust, dated as of July 29, 1994

        10.10* Form of Guaranty Agreement, dated July 29, 1994, executed by each of the subsidiaries of Lancer Corporation in favor of First Interstate Bank of Texas
        10.11* Master Security Agreement, dated as of July 28, 1992, between Lancer Corporation and CIT Group/Equipment Financing, Inc.
        10.12* Agreement for Purchase and Sale of Assets and Business (Vaculator division), dated August 5, 1993, between Lancer Corporation and Newco Enterprises, Inc.
        10.13* Development and Manufacturing Agreement, dated April 13, 1993, between Lancer Corporation and Packaged Ice, Inc.
        10.14* Manufacturer's Representation Agreement, dated June 1993, between Lancer Corporation and Middleby Marshall Inc., doing business as Victory - A Middleby Company
        10.15* Form of Notice of Grant of Stock Option under the 1987 Incentive Stock Option Plan 10.16* Form of Nonstatutory Stock Option Agreement under the 1992 Non-Statutory Stock Option Plan 10.17** Schedule No. 5, dated February 18, 1994, to Master Security Agreement between Lancer Corporation and CIT Group/Equipment
        10.18** Schedule No. 6, dated May 24, 1994, to Master Security Agreement between Lancer Corporation and CIT Group/Equipment Financing, Inc.
        10.19** Revolving Promissory Note, dated as of July 29, 1994, between Lancer Corporation and First Interstate Bank of Texas, N.A.
        10.20** Schedule No. 7, dated November 1, 1994, to Master Security Agreement between Lancer Corporation and CIT Group/Equipment Financing, Inc.
        10.21+ Fifth Amendment to Loan Agreement and Loan Documents, dated November 8, 1994, between Lancer Corporation and First Interstate Bank
        10.22+ Sixth Amendment to Loan Agreement and Loan Documents, dated July 6, 1995, between Lancer Corporation and First Interstate Bank
        10.23*** Seventh Amendment to Loan Agreement and Loan Documents, dated August 1, 1995, between Lancer Corporation and First Interstate Bank
        10.24+ Eighth Amendment to Loan Agreement and Loan Documents, dated December 29, 1995, between Lancer Corporation and First Interstate Bank
        10.27++ Credit Agreement, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis
        10.28++ Term A Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis
        10.29++ Term B Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis
        10.30++ Revolving Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis
        10.31++ Acquisition Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis
        10.32++ Stock Pledge, dated July 15,1996, between Lancer Corporation and The Frost National Bank 10.33++ Parent and Affiliate Guaranties, dated July 15,1996, between Lancer Corporation or its subsidiaries and The Frost National Bank
        10.34#    Lancer Corporation Stock Incentive Plan, Effective Date
                  March 1, 1996
        10.35+++ Master Lease Agreement dated September 4, 1996 between Lancer Partnership, Ltd. and CCA Financial, Inc.
        10.36 First Amendment to Credit Agreement dated May 12, 1997 between Lancer Partnership, Ltd. and The Frost National Bank and NationsBank, N.A.
        10.37 Second Amendment to Credit Agreement dated December 31, 1997 between Lancer Partnership, Ltd. and The Frost National Bank and NationsBank, N.A.
        21.1      List of Significant Subsidiaries of the Registrant
        23.1      Consent of KPMG Peat Marwick LLP

* These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-82434 filed on Form S-1 with the Securities and Exchange Commission (the "Commission") on August 5, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement with the Commission on August 23, 1994.

** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Form 10-K for the year ended December 31, 1994.

*** These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1995.

+ These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.

++ These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1995.

+++ This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-K for the year ended December 31, 1996.

# This exhibit is incorporated by reference to the Exhibit to the Registrant's Proxy dated April 22, 1996.



(b) Reports on Form 8-K:
    The Company filed a report on Form 8-K in January, 1997 relating to the acquisition of its Brazilian subsidiary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:  /s/ George F. Schroeder
George F. Schroeder                                               March 27, 1998
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                                         Date

/s/ ALFRED A. SCHROEDER                   Chairman of the Board                                         March 27, 1998
Alfred A. Schroeder                                                                                     Date

/s/ GEORGE F. SCHROEDER                   President and Director                                        March 27, 1998
George F. Schroeder                       (principal executive officer)                                 Date

/s/ JOHN P. HERBOTS                       Vice President Finance & Director                             March 27, 1998
John P. Herbots                           (principal financial and accounting officer)                  Date

/s/ WALTER J. BIEGLER                     Director                                                      March 27, 1998
Walter J. Biegler                                                                                       Date

/s/ JEAN M. BRALEY                        Director                                                      March 27, 1998
Jean M. Braley                                                                                          Date

/s/ CHARLES K. CLYMER                     Director                                                      March 27, 1998
Charles K. Clymer                                                                                       Date

/s/ MICHAEL E. SMITH                      Director                                                      March 27, 1998

Michael E. Smith                                                                                        Date

                       LANCER CORPORATION AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors Report                                                  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                 F-3

Consolidated Statements of Income for each of the years in the three-year
    period ended December 31, 1997                                           F-5

Consolidated Statements of Shareholders Equity for each of the years in the
    three-year period ended December 31, 1997                                F-6

Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 1997                                F-7

Notes to Consolidated Financial Statements                                   F-8

Schedule for the years ended December 31, 1997, 1996 and 1995
    II-Reserve account                                                      F-20

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

                           INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders
Lancer Corporation:

We have audited the consolidated financial statements of Lancer Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                          KPMG Peat Marwick LLP



San Antonio, Texas
March 11, 1998


                                         LANCER CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                              December 31, 1997 and 1996

                                                        ASSETS

                                                                          1997                           1996
                                                                   --------------------           -------------------

Current assets:
     Cash                                                        $           1,850,779          $          1,016,425
     Receivables:
        Trade accounts and notes                                            22,674,269                    19,686,318
        Refundable income taxes                                                  1,483                       396,495
        Other                                                                  298,274                       690,034
                                                                   --------------------           -------------------
                                                                            22,974,026                    20,772,847
        Less allowance for doubtful accounts                                  (335,000)                     (185,000)
                                                                   --------------------           -------------------
            Net receivables                                                 22,639,026                    20,587,847
                                                                   --------------------           -------------------
     Inventories:
        Raw materials and supplies                                           1,996,536                     1,269,404
        Work in process                                                     28,980,250                    18,425,735
        Finished goods                                                      13,437,781                     8,543,784
                                                                   --------------------           -------------------
            Total inventories                                               44,414,567                    28,238,923
     Prepaid expenses ( $0 and $4,624 due
        from affiliates, respectively)                                         178,869                       243,937
     Deferred tax asset                                                        220,849                        64,513
                                                                   --------------------           -------------------
            Total current assets                                            69,304,090                    50,151,645
                                                                   --------------------           -------------------

     Property, plant and equipment, at cost:
        Land                                                                 1,259,938                     1,307,663
        Buildings                                                           18,152,535                     9,681,466
        Machinery and equipment                                             17,839,310                    14,925,713
        Tools and dies                                                       8,454,022                     8,448,506
        Leaseholds, office equipment and vehicles                            6,776,193                     5,945,069
        Construction in progress                                             1,600,204                     5,162,508
                                                                   --------------------           -------------------
                                                                            54,082,202                   45,470,925
        Less accumulated depreciation and amortization                    (22,186,770)                  (19,676,377)
                                                                   --------------------           -------------------
            Net property, plant and equipment                               31,895,432                   25,794,548
                                                                   --------------------           -------------------

     Long-term receivables ($ 358,890 and $306,232  due
        from affiliates, respectively)                                         724,959                       404,007
     Long-term investments                                                   3,273,621                     2,975,000
     Intangibles and other assets, at cost, less
        accumulated amortization                                             5,470,886                     2,684,073
                                                                   --------------------           -------------------
                                                                 $         110,668,988          $         82,009,273
                                                                   ====================           ===================

                             See accompanying notes to consolidated financial statements.





                                          LANCER CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS (Continued)
                                              December 31, 1997 and 1996

                                         LIABILITIES AND SHAREHOLDERS EQUITY

                                                                            1997                           1996
                                                                     -------------------            -------------------
Current liabilities:
  Accounts payable                                                 $         12,133,894           $          7,234,160
  Current installments of long-term debt                                      4,444,400                      1,852,500
  Line of credit with bank                                                   19,000,000                     11,700,000
  Deferred licensing and maintenance fees                                       538,554                      1,339,868
  Accrued expenses and other liabilities                                      5,718,003                      3,356,315
  Income taxes payable                                                          185,472                              -
                                                                     -------------------            -------------------
    Total current liabilities                                                42,020,323                     25,482,843

Deferred  tax liability                                                       1,736,405                      1,038,655
Other long-term liabilities                                                     820,000                        820,000
Long-term debt, excluding current installments                               21,565,350                     15,459,375
Deferred licensing and maintenance fees                                       1,565,597                      2,172,137
                                                                     -------------------            -------------------

    Total liabilities                                                        67,707,675                     44,973,010
                                                                     -------------------            -------------------

Commitments and contingencies                                                 -                              -

Shareholders equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                   -                              -

  Common stock, $.01 par value:
   50,000,000 shares authorized; 8,902,236 and 5,820,976
   issued and outstanding in 1997 and 1996, respectively                        89,022                         58,209

  Additional paid-in capital                                                11,607,504                      9,888,244

  Cumulative foreign currency translation adjustment                        (1,727,719)                       183,803

  Retained earnings                                                         32,992,506                     26,906,007
                                                                     -------------------            -------------------
    Total shareholders equity                                               42,961,313                     37,036,263
                                                                     -------------------            -------------------
                                                                   $        110,668,988           $        82,009,273
                                                                     ===================            ===================


                             See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME
                                     Years ended December 31, 1997, 1996 and 1995

                                                               1997                    1996                   1995
                                                        -------------------     -------------------     ------------------

Net sales                                             $        119,502,337    $        103,294,696    $        76,431,875

Cost of sales                                                   88,165,595              78,365,637             59,992,544
                                                        -------------------     -------------------     ------------------

    Gross profit                                                31,336,742              24,929,059             16,439,331

Selling, general and administrative expenses                    20,439,019              14,512,086              9,934,211
                                                        -------------------     -------------------     ------------------

    Operating income                                            10,897,723              10,416,973              6,505,120
                                                        -------------------     -------------------     ------------------

Other income (expense):
  Interest expense                                              (2,814,744)             (1,587,510)              (981,153)
  Interest and other income, net                                 1,040,356                 318,400              1,179,355
                                                        -------------------     -------------------     ------------------
                                                                (1,774,388)             (1,269,110)                198,202
                                                        -------------------     -------------------     ------------------

    Earnings before income taxes                                 9,123,335               9,147,863              6,703,322
                                                        -------------------     -------------------     ------------------

Income tax expense:
  Current                                                        2,809,302               3,373,117              2,446,959
  Deferred                                                         227,534                  42,246                165,246
                                                        -------------------     -------------------     ------------------
                                                                 3,036,836               3,415,363              2,612,205
                                                        -------------------     -------------------     ------------------

    Net earnings                                      $          6,086,499    $          5,732,500    $         4,091,117
                                                        ===================     ===================     ==================

Common Shares and Equivalents Outstanding:
  Basic                                                          8,863,263               8,722,396              8,701,025
  Diluted                                                        9,337,524               9,052,345              8,984,782

Earnings Per Share:
  Basic                                                              $0.69                   $0.66                  $0.47
  Diluted                                                            $0.65                   $0.63                  $0.46



                             See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                     Years ended December 31, 1997, 1996 and 1995

                                                    Additional          Cumulative                                Total
                                    Common           Paid-in           Translation           Retained          Shareholders
                                    Stock            Capital            Adjustment           Earnings             Equity
                                 -------------   -----------------   -----------------   -----------------   -----------------

Balance December 31, 1994           $  25,746       $   9,810,607        $          -        $ 17,082,390       $  26,918,743

     Net earnings                           -                   -                   -          4,091,117            4,091,117

     Exercise of 15,498 stock
     options                               89              54,993                   -                   -              55,082

     Three-for-two stock
     dividend                          12,887             (12,887)                   -                   -                   -
                                 -------------   -----------------   -----------------   -----------------   -----------------

Balance December 31, 1995              38,722           9,852,713                   -         21,173,507          31,064,942

     Net earnings                           -                   -                   -          5,732,500           5,732,500

     Cumulative foreign currency
     translation adjustment                  -                   -             183,803                   -             183,803

     Exercise of 12,646 stock
     options                               108              54,910                  -                   -              55,018

     Three-for-two stock
     dividend                          19,379              (19,379)                 -                   -                   -
                                 -------------   -----------------   -----------------   -----------------   -----------------

Balance December 31, 1996              58,209           9,888,244             183,803          26,906,007          37,036,263

     Net earnings                           -                   -                   -           6,086,499           6,086,499

     Cumulative foreign currency
     translation adjustment                 -                   -          (1,911,522)                  -          (1,911,522)

     Exercise of 34,387 stock
     options                              344             193,856                   -                   -             194,200

     Stock issued for
     acquisition of subsidiary            819           1,555,054                   -                   -           1,555,873

     Three-for-two stock
     dividend                          29,650            (29,650)                   -                   -                   -
                                 -------------   -----------------   -----------------   -----------------   -----------------

Balance December 31, 1997           $  89,022        $ 11,607,504      $  (1,727,719)        $ 32,992,506       $  42,961,313
                                 =============   =================   =================   =================   =================



                             See accompanying notes to consolidated financial statements.


                                          LANCER CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Years ended December 31, 1997, 1996 and 1995

                                                                          1997                1996                1995
                                                                    -----------------   -----------------   -----------------

Cash flow from operating activities:
     Net earnings                                                      $   6,086,499       $   5,732,500       $   4,091,117

     Adjustments to reconcile net earnings to net
       cash (used) provided by operating activities:
        Depreciation and amortization                                      3,149,126           2,445,288           2,152,169
        (Gain) loss on sale and disposal of assets                          (203,113)            (15,485)              13,985
        Loss on investments in affiliates                                     12,104                   -                   -
        Change in assets and liabilities, net of effects
            from purchase of subsidiary:
               Receivables                                                (2,067,507)         (5,464,226)         (3,872,837)
               Refundable income taxes                                       403,685                   -                   -
               Prepaid expenses                                               82,490             (97,161)            (23,969)
               Inventories                                               (12,764,438)         (8,207,165)           2,283,927
               Other assets                                                  423,411            (390,495)             425,019
               Accounts payable                                            4,657,659           1,589,097          (1,094,867)
               Accrued expenses                                            2,297,500             473,429             601,787
               Deferred licensing and maintenance fees                       286,316           1,190,504           1,710,576
               Income taxes payable                                          237,346            (883,890)            760,293
               Deferred tax liability                                        511,089             (22,267)           (100,552)
               Other long-term liabilities                                         -             120,000             180,000
                                                                    -----------------   -----------------   -----------------
     Net cash (used) provided by operating activities                      3,112,167         (3,529,871)           7,126,648
                                                                    -----------------   -----------------   -----------------

Cash flow from investing activities:
        Proceeds from sale of assets                                         256,686              43,625              20,166
        Capital expenditures                                              (9,922,830)         (9,056,710)         (7,861,164)
        Acquisition of subsidiary company                                 (3,768,375)                  -          (3,503,600)
        Purchase of long-term investments                                   (250,000)         (2,600,000)           (225,000)
                                                                    -----------------   -----------------   -----------------
Net cash used in investing activities                                    (13,684,519)        (11,613,085)        (11,569,598)
                                                                    -----------------   -----------------   -----------------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                     7,300,000           4,700,000           1,000,000
        Proceeds from issuance of long-term debt                           7,050,000          17,950,000           6,929,000
        Retirement of long-term debt                                      (2,338,124)         (7,483,792)         (4,889,170)
        Proceeds from issuance of common stock                                    -                   -                   -
        Proceeds from exercise of stock options                              194,200              55,018              55,082
                                                                    -----------------   -----------------   -----------------
Net cash provided by financing activities                                 12,206,076          15,221,226           3,094,912
                                                                    -----------------   -----------------   -----------------
Effect of exchange rate changes on cash                                     (799,370)            183,803                   -
Net increase (decrease) in cash                                              834,354             262,073          (1,348,038)
Cash at beginning of year                                                  1,016,425             754,352           2,102,390
                                                                    -----------------   -----------------   -----------------
Cash at end of year                                                    $   1,850,779       $   1,016,425      $      754,352
                                                                    =================   =================   =================

       Lancer issued debt of $3,986,000 and stock of $1,555,873 to the sellers of the subsidiaries acquired in 1997.
                      The non-cash portion of these transactions is excluded from the above statement.


                             See accompanying notes to consolidated financial statements.

                                            LANCER CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Principles of Consolidation

The Company designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. The consolidated financial statements include the accounts of Lancer Corporation (the Company) and its wholly-owned subsidiaries, with intercompany balances and transactions eliminated in consolidation. The subsidiaries consist of the following:

Lancer Partnership, Ltd. is the primary operating entity in the United States.

Lancer International Sales, Inc. (DISC) is a qualified Interest-Charge Domestic International Sales Corporation, which markets the Companys products internationally. The DISC is a wholly-owned subsidiary created to operate under Federal income tax regulations.

Lancer Europe, S.A. is a wholly-owned subsidiary incorporated to market and distribute the Companys products to the European Union and certain other foreign countries.

Lancer Pacific Pty. Ltd., acquired in December 1995, is a wholly-owned subsidiary which manufactures and distributes the Companys products in Australia and surrounding Pacific Rim countries.

Industrias Lancermex, S.A. de C.V. is a wholly-owned subsidiary incorporated to assemble the Companys products and components in Mexico. Industrias Lancermex, S.A. de C.V. is a maquiladora plant operating under both U.S. and Mexican customs laws.

Lancer de Mexico, S.A. de C.V. is a wholly-owned subsidiary incorporated to market and distribute the Companys products in Mexico. This company has no employees but receives services and support from Servicios Lancermex, S.A. de C.V.

Servicios Lancermex, S.A. de C.V. is a wholly-owned subsidiary incorporated to provide all of the services required by Lancer de Mexico, S.A. de C.V.

Lancer do Brasil, Ltda., acquired in the first quarter of 1997, is a wholly-owned subsidiary which manufactures and distributes fountain soft drink and beer dispensing systems in Brazil and surrounding Latin American countries.

Lancer Pacific Ltd., acquired in the second quarter of 1997, is a wholly-owned subsidiary which manufactures and distributes fountain soft drink and beer dispensing systems in New Zealand, Australia and Brazil.

OOO Lancer Sales Company is a wholly-owned subsidiary which distributes fountain soft drink dispensing systems in Russia and surrounding Eastern European countries.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products. The Company has taken these items into consideration in valuing its inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 3 to 39 years. Long-lived assets are evaluated annually for possible impairment adjustments which may be required. No such adjustments have been required.

Maintenance, repair and purchases of small tools and dies are expensed as incurred.

                       LANCER CORPORATION AND SUBSIDIARIES

Intangibles and Other Assets

Intangibles and other assets consist principally of patents and goodwill. Patents are amortized over the estimated useful lives of the respective assets using the straight-line method. Goodwill is being amortized using the straight-line method over twenty to thirty years. The Company continually evaluates the carrying value of goodwill as well as the amortization period to determine whether adjustments are required. No such adjustments have been required.

Long-term Investments

In October 1996, the Company invested $2.6 million to obtain a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems. The investment is accounted for under the equity method. The remaining 50% is owned by the developer of the technology utilized by the joint venture. The joint venture now owns the rights to that technology. The carrying value of the investment at December 31, 1997 approximates the market value.

Also included in long-term investments is an investment in the common stock of Packaged Ice, Inc., a company which sells ice bagger machines manufactured by the Company. Lancer owns less than 10% of the common stock of Packaged Ice, Inc. The carrying value of the investment at December 31, 1997 approximates the market value.

Net Earnings per Share

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, in 1997, and accordingly, basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options approximated 474,261, 329,949, and 283,757 shares in 1997, 1996 and 1995, respectively. Options to purchase approximately 19,500, 0, and 7,904 shares in 1997, 1996, and 1995, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares. All prior-period earnings per share data presented in the consolidated financial statements have been restated to conform to the requirements of SFAS No. 128.

During 1997, 1996 and 1995, the Company declared three-for-two stock splits effected in the form of dividends. All references in the consolidated financial statements to number of shares, per share amounts, stock option data and market prices of the Companys common stock have been restated to give effect to the stock splits.

Revenue Recognition

Revenue is recognized in accordance with the following methods:
    (a) At time of shipment for all products except for those sold under agreements described in (b);
    (b) As produced, for certain products manufactured and warehoused under production and warehousing agreements with two customers, principally The Coca-Cola Company, which is the Companys largest single customer.

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

                       LANCER CORPORATION AND SUBSIDIARIES

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS 109). Under FAS 109, prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates.

Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.


Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $1,467,000, $913,000 and $737,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders equity. Inventories, plant and equipment and other non-monetary assets and liabilities of non-U.S. subsidiaries that operate in U.S. dollars are translated at approximate exchange rates prevailing when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at average rates of exchange prevailing during the year. For those companies that operate in U.S. dollars, gains and losses that result from translation are included in earnings.


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

                       LANCER CORPORATION AND SUBSIDIARIES

2. Income Taxes

An analysis of income tax expense follows:

    1997                      Current               Deferred                 Total
-------------             ----------------       ----------------        ---------------

Federal                     $   2,366,565           $    208,454          $   2,575,019
State                              62,370                      -                 62,370
Foreign                           380,367                 19,080                399,447
                          ----------------       ----------------        ---------------
Total                       $   2,809,302          $     227,534         $    3,036,836
                          ================       ================        ===============


    1996
-------------
Federal                     $   3,105,988            $    29,827         $    3,135,815
State                             138,251                    609                138,860
Foreign                           128,878                 11,810                140,688
                          ----------------       ----------------        ---------------
Total                       $   3,373,117            $    42,246         $    3,415,363
                          ================       ================        ===============


    1995
-------------
Federal                     $   2,171,342           $    126,191          $   2,297,533
State                             275,617                  2,575                278,192
Foreign                                 -                 36,480                 36,480
                          ----------------       ----------------        ---------------
Total                       $   2,446,959           $    165,246          $   2,612,205
                          ================       ================        ===============


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

                                                     1997                   1996
                                                ----------------       ----------------
Deferred tax assets:
  Accounts receivable                                $        -          $     282,582
  Inventory                                             438,493                      -
  Compensation and benefits                             620,670                547,224
  NOL carryforward, expiring through 2012               171,810                203,546
  All other                                             173,893                      -
                                                ----------------       ----------------

Total deferred tax assets                             1,404,866              1,033,352

Deferred tax liabilities:
  Accounts receivable                                   580,753                      -
  Inventory                                                   -                190,678
  Property, plant and equipment                       1,527,792                953,431
  DISC income                                           811,877                662,547
  All other                                                   -                200,838
                                                ----------------       ----------------

Total deferred tax liability                          2,920,422              2,007,494
                                                ----------------       ----------------

Net deferred tax liability                        $   1,515,556          $     974,142
                                                ================       ================

                              LANCER CORPORATION AND SUBSIDIARIES

The actual tax expense differs from the "expected" tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows:

                                                              1997               1996                1995
                                                         ----------------   ----------------    ---------------

Computed "expected" tax expense                               $3,101,934         $3,110,274         $2,279,130

Increase (decrease) in taxes resulting from:
     Effect of nondeductible foreign tax losses                   89,847             40,794             93,364
     Effect of nondeductible expenses                            125,884            163,343             52,772
     Tax credits                                               (355,690)                  -                  -
     State, net of Federal benefit                                54,137             92,565            181,907
     Other, net                                                   20,724              8,387              5,032
                                                         ================   ================    ===============
                                                              $3,036,836         $3,415,363         $2,612,205
                                                         ================   ================    ===============

In accordance with FAS 109, no federal and state income taxes have been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992. On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2,357,000. Should the DISC terminate in the future, FAS 109 would require federal and state income taxes be provided. Such a provision would result in a federal and state income tax charge to the financial statements, thereby increasing the Companys effective tax rate. The Company is considering converting the DISC to a Foreign Sales Corporation in 1998.

Actual net income taxes paid were approximately $1,920,000, $3,720,000 and $1,920,000 for 1997, 1996 and 1995, respectively.

3. Long-term Debt and Line of Credit with Banks

                                                                                      1997                 1996

                                                                               -------------------   ------------------
Notes payable to banks, due in quarterly
     installments plus interest based upon
     prime and LIBOR (weighted average rate
     of 7.73% at December 31, 1997) through
     July 15, 2001; secured by the pledge of
     a portion of the stock of foreign subsidiaries                               $ 22,023,750          $ 17,311,875

Note payable to seller of Brazil subsidiary, due
     in annual installments plus interest based
     on LIBOR (weighted average interest rate of
     6.44% at December 31, 1997) through
     December 31, 2001                                                               3,986,000                    -
                                                                               -------------------   ------------------
                                                                                    26,009,750           17,311,875

Less current installments of long-term debt                                          4,444,400            1,852,500
                                                                               ===================   ==================
                                                                                 $  21,565,350        $  15,459,375
                                                                               ===================   ==================

On July 15, 1996, the Company entered into an agreement with two banks to replace its existing long-term borrowings with $25.0 million of new long-term credit facilities (the Credit Facilities) All outstanding long-term debt was repaid with borrowings on the Credit Facilities. Principal payments on the Credit Facilities are due quarterly along with interest which accrues at a rate based upon either the London Interbank Offered Rate (LIBOR) or upon the Banks prime rate. The notes mature on July 15, 2001.

                       LANCER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In July, 1996, the Company also obtained a $17.5 million revolving credit facility (the Revolving Facility) from two banks. The Revolving Facility replaced a $12.0 million facility. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. Interest accrues at a rate based upon either LIBOR or upon the Banks prime rate. In May, 1997, the Company increased its revolving facility from $17.5 million to $25.0 million. In December, 1997, the Company increased its revolving facility from $25.0 million to $30.0 million. The increase to $30.0 million is effective through July 15, 1998, when the facility will decrease to $25.0 million. Certain financial covenants were amended through July 15, 1998. Amounts outstanding under revolving loans were $19.0 million on December 31, 1997 and $11.7 million on December 31, 1996. The Revolving Facility expires July 15, 2001.

Annual maturities on long-term debt outstanding at December 31, 1997 are as follows:

                       1998                            $   4,444,400
                       1999                                3,997,200
                       2000                                3,997,200
                       2001                               13,570,950
                                                   ==================
                                                        $ 26,009,750
                                                   ==================


To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the Swap Agreements) for a combined notional principal amount of $18.0 million. The Swap Agreements have termination dates ranging from August, 1999 to January, 2003. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Companys Swap Agreements provide that the Company pay fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institutions involved.

The Credit Facilities and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with respect to these financial ratios and covenants.

Actual interest paid was approximately $2,922,000, $1,432,000 and $964,000 in 1997, 1996 and 1995, respectively.


4. Employee Benefit Plans

Common Stock Options

The Company has stock option plans under which incentive and non-qualified options may be granted. Options are granted at the market price per share at the grant date. Options generally become exercisable in 20% increments beginning on the grant date and expire five years from the grant date.

                       LANCER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A summary of transactions for all options follows:
                                                          Stock Options           Option Price
                                                         ----------------   -------------------------

Outstanding at December 31, 1994                                 553,586       $   1.29   -    4.97
     Granted                                                      20,324           4.93   -    6.28
     Canceled                                                   (10,874)           2.37   -    4.97
     Exercised                                                  (23,247)                       2.37
                                                         ----------------   -------------------------
Outstanding at December 31, 1995                                 539,789       $   1.29   -     6.28
     Granted                                                     292,845           7.22   -    10.00
     Exercised                                                  (18,969)           2.37   -     7.22
                                                         ----------------   -------------------------
Outstanding at December 31, 1996                                 813,665       $   1.29   -    10.00
     Granted                                                      50,500          11.63   -    16.54
     Canceled                                                    (31,140)          7.22   -     8.58
     Exercised                                                   (34,387)          1.29   -     7.22
                                                         ================   =========================
Outstanding at December 31, 1997                                 798,638       $   1.29   -  $ 16.54
                                                         ================   =========================




A summary of exercisable options follows:

                                                         Stock Options          Option Price
                                                        ----------------   -----------------------
1995                                                            406,062       $ 1.29  -   $ 6.28
                                                        ================   =======================
1996                                                            515,543       $ 1.29  -   $10.00
                                                        ================   =======================
1997                                                            584,000       $ 1.29  -   $16.54
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

                                                               1997                  1996
                                                          ----------------      ----------------

          Net income-as reported                              $ 6,086,499           $ 5,732,500
          Net income-pro forma                                  5,886,407             5,592,553
          Net earnings per basic share-as reported                   0.69                  0.66
          Net earnings per basic share-pro forma                     0.66                  0.64
          Net earnings per diluted share-as reported                 0.65                  0.63
          Net earnings per diluted share-pro forma                   0.63                  0.62
          Weighted-average fair value of
            options, granted during the year                         3.70                  2.44

                       LANCER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The fair value of each option granted in 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               1997                  1996
                                                          ----------------      ----------------

             Expected life (years)                                     4                     4
             Interest rate                                           5.5%                  5.8%
             Volatility                                             35.6%                 33.9%
             Dividend yield                                         None                  None



Self-Insured Hospitalization Plan

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents which is partially funded by payroll deductions. The Company has a maximum liability of $75,000 per employee / dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. The total amount expensed under the self-insurance major medical program, net of employee contributions, was approximately $1,052,000, $896,000 and $478,000 in 1997, 1996
and 1995, respectively.

Workers Compensation Coverage

The Company is self-insured for all workers compensation claims submitted by employees for on-the-job injuries. The Company has provided for both reported, and incurred but not reported, costs of workers compensation coverage in the accompanying consolidated balance sheets. For the years ended December 31, 1997, 1996 and 1995 the total amount expensed for workers compensation coverage was $217,000, $291,000 and $479,000, respectively.

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

Employee Profit Sharing Plan

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of $0.10 per each $1.00 of employee contribution up to 3 % of annual compensation. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 include Company contributions to the plan of approximately $576,000, $520,000 and $359,000, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of Lancer Pacific Pty. Ltd. Contributions during 1997 totaled approximately $32,000.

5. Leases

The Company leases a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The lease agreement provides for monthly rental payments of $6,600 through 1998, and the payment of real estate taxes, insurance and maintenance expenses.

                       LANCER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


During 1996 the Company entered into a $4.3 million lease, of which $3.3 million and $2.5 million were funded at December 31, 1997 and December 31, 1996, respectively, to finance a new integrated computer system and other technology oriented equipment. The lease is for a period of 48 months, unless it is terminated by the Company after 24 months. The lease has been recorded as an operating lease.

At December 31, 1997, future minimum lease payments required under all noncancelable operating leases are as follows:


                         1998                                $1,874,319
                         1999                                 1,487,728
                         2000                                   816,148
                                                        ================
             Total minimum lease payments                    $4,178,195
                                                        ================



Total rental expense was approximately $1,930,000, $1,223,000 and $712,000 in 1997, 1996 and 1995, respectively.

The Company is party to agreements to provide warehousing space and services for The Coca-Cola Company. Rental income related to the warehousing agreements totaled approximately $385,000, $297,000 and $310,000 in 1997, 1996 and 1995,
respectively.

6. Long-term Receivables

Long-term receivables are interest bearing and include $359,000 and $306,000 due from officers for the years ended December 31, 1997 and 1996, respectively.

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

Long-term Investments

Long-term investments are stated at approximate market value based upon the current nature of the investments.

Debt and Swap Agreements

The carrying amount of the Companys long-term debt, short-term debt, and interest rate swap agreements approximate market value as the rates are variable or are fixed at current market rates.

                       LANCER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)


8. Acquisition of Subsidiary

Through its wholly-owned subsidiary, Lancer do Brasil,Ltda. the Company completed the purchase of all of the outstanding common shares of Comercial Vila Formosa, Ltda. (Formosa), a Brazilian-based manufacturer and distributor of soft drink fountain and beer dispensing equipment in the first quarter of 1997. The purchase price of $6 million was financed with a $4 million note issued to the seller and $2 million in cash funded with bank debt. The excess of the purchase price over the fair value of the assets acquired of $3 million has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. The acquisition was accounted for under the purchase method of accounting with the results of operations included in the consolidated financial statements from the date of acquisition.

In April 1997, the Company acquired certain assets and liabilities of Applied Beverage Systems (1990), Ltd. (ABS). Located in New Zealand, ABS manufactures and distributes fountain soft drink and beer dispensing systems. The purchase price of $3.3 million was financed by borrowings of $1.5 million under the Companys credit facilities and 122,832 shares of Lancer Corporation common stock based on a price of approximately $12.67 per share, adjusted for the three-for-two stock split effected July 8, 1997. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of ABS have been included in the Companys consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $476,000 has been recorded as goodwill and is being amortized over 30 years.

Assuming the acquisitions of Formosa and ABS had occurred at the beginning of 1997 and 1996, pro-forma operating results of the Company would be as follows (in thousands except for per share data):


                                                   Years Ended December 31,
                                             -------------------------------------
                                                   1997                 1996
                                             ----------------     ----------------

Net Sales                                        $   121,378          $   123,530
Net earnings                                           6,054                6,532
Net earnings per basic share                            0.68                 0.75
Net earnings per diluted share                          0.65                 0.72


The above pro-forma amounts are based upon certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit from economies which might be achieved from combined operations. The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above nor are they indicative of the results of future combined operations.

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

Details of the businesses acquired in the purchase transactions are as follows (in thousands):

                                                               1997              1995
                                                         ----------------  ----------------
Fair value of assets acquired, including goodwill          $       9,737     $       5,248
Liabilities assumed                                                 (427)           (1,744)
                                                         ================  ================
Net assets acquired                                        $       9,310     $       3,504
                                                         ================  ================

                       LANCER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)


Supplemental Balance Sheet and Income Statement Information


Accrued expenses consist of the following (in thousands):
                                                      As of December 31,
                                             -------------------------------------
                                                   1997                 1996
                                             ----------------     ----------------

Payroll and related expenses                   $       2,676        $       1,608
Commissions                                              540                  344
Workers compensation accrual - current                   300                  300
Property taxes                                           525                   47
Health insurance                                         178                  107
Interest                                                 694                  237
Other                                                    805                  713
                                             ================     ================
                                               $       5,718        $       3,356
                                             ================     ================



The following  provides  information  regarding net sales to major  customers,  domestically and  internationally  (in thousands):

                                      1997         Percent of       1996         Percent of       1995        Percent
                                                    Net Sales                     Net Sales                   of Net
                                                                                                                Sales
                                  --------------  ----------------------------  ---------------------------   -----------
United States:
     The Coca-Cola Company           $   28,961          24%       $   32,325          32%       $  37,425           49%
     Other                               33,569          28%           27,177          25%          12,355           16%
                                  --------------  -----------   --------------  -----------   -------------   -----------
                                         62,530          52%           59,502          57%          49,780           65%
                                  --------------  -----------   --------------  -----------   -------------   -----------

Export:
     The Coca-Cola Company                   42           0%              159           1%             527            1%
     Other                               56,930          48%           43,634          42%          26,125           34%
                                  --------------  -----------   --------------  -----------   -------------   -----------
                                         56,972          48%           43,793          43%          26,652           35%
                                  --------------  -----------   --------------  -----------   -------------   -----------
                                      $ 119,502         100%        $ 103,295         100%       $  76,432          100%
                                  ==============  ===========   ==============  ===========   =============   ===========




In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company. Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company.

                       LANCER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

The Companys foreign operations consist of that of its wholly-owned subsidiaries Industrias Lancermex, S.A. de C.V., Lancer de Mexico, S.A. de C.V., Servicios Lancermex, S.A. de C.V., Lancer Pacific Pty, Ltd., Lancer Pacific, Ltd. Lancer do Brasil, Ltda., Lancer Europe, S.A., and OOO Lancer Sales Company. A summary of operating results and assets of the foreign operations follows:

                                                     1997                     1996                     1995
                                              -------------------       ------------------       -----------------
Total revenue                                    $ 25,673,556              $ 11,454,678             $ 2,517,495

Operating income (loss)                             1,144,875                   218,112                (120,568)

Assignable assets, as of December 31               26,531,773                14,888,994              10,184,422

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

11. Quarterly Financial Information (Unaudited)

The Company uses the gross profit method to estimate cost of goods sold on a quarterly basis, and therefore must make year-end adjustments based on ending inventory levels. Consequently, the fourth quarter margin calculation adjusts for estimates made in the prior three quarters. In 1997, the Companys cost estimates proved conservative, resulting in a larger that anticipated improvement in gross margin for the fourth quarter. The following table reflects the quarterly results for 1997 and 1996 (in thousands except for per share data):

                                                                     Three Months Ended
                                             --------------------------------------------------------------------
1997                                             March             June            September         December
                                                   31                30                30                31
                                             --------------    --------------    --------------    --------------

Net Sales                                        $  30,398         $  32,295         $  29,844         $  26,965
Gross Profit                                         7,665             7,941             7,630             8,101
Net earnings                                         1,790             1,801             1,025             1,470

Earnings Per Share:
  Basic                                        $      0.20       $      0.20       $      0.12       $      0.17
  Diluted                                      $      0.19       $      0.19       $      0.11       $      0.16


                                                                      Three Months Ended
                                             --------------------------------------------------------------------
1996                                             March             June            September         December
                                                   31                30                30                31
                                             --------------    --------------    --------------    --------------

Net Sales                                        $  23,678         $  25,602         $  27,896         $  26,119
Gross Profit                                         5,703             6,120             6,486             6,620
Net earnings                                         1,340             1,526             1,509             1,358

Earnings Per Share:
  Basic                                        $      0.15       $      0.18       $      0.17       $      0.16
  Diluted                                      $      0.15       $      0.17       $      0.16       $      0.15

                       LANCER CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                                                   RESERVE ACCOUNT


                                              Balance at         Additions
                                             Beginning of       Charged to           Deductions        Balance at
 Description                                     Year            Expense            from Account      End of Year
------------------------------------     ------------------------------------------------------------------------
     Allowance for doubtful accounts:

                  December 31, 1997         $    185,000       $  150,000            $       -      $    335,000
                  December 31, 1996         $     85,000       $  106,645            $   6,645      $    185,000
                  December 31, 1995         $     85,000       $    2,083            $   2,083      $     85,000


----------------------------------------------------------------------------------------------------------------------