Form 10-Q
period 1998-03-31
LANCER CORP /TX/
filed 1998-05-14
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998             Commission file number 0-13875


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

       Registrant's telephone number, including area code: (210) 310-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                     YES     X              NO
                                         --------             --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                  Title                                Shares outstanding as of
                                                             May 12, 1998

Common stock, par value $.01 per share                         9,143,578

Part I - Financial Information

Item 1 - Financial Statements

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  March 31,                    December 31,
                                                                    1998                           1997
                                                             --------------------           --------------------
                                                                 (Unaudited)

Current assets:
  Cash                                                     $           1,103,919              $       1,850,779
                                                             --------------------           --------------------
  Receivables:
    Trade accounts and notes                                          29,681,606                     22,674,269
    Refundable income taxes                                                1,483                          1,483
    Other                                                                219,436                        298,274
                                                             --------------------           --------------------
                                                                      29,902,525                     22,974,026
    Less allowance for doubtful accounts                                (335,000)                      (335,000)
                                                             --------------------           --------------------
      Net receivables                                                 29,567,525                     22,639,026
                                                             --------------------           --------------------

  Inventories                                                         45,026,942                     44,414,567
  Prepaid expenses                                                        45,043                        178,869
  Deferred tax asset                                                     227,076                        220,849
                                                             --------------------           --------------------
      Total current assets                                            75,970,505                     69,304,090
                                                             --------------------           --------------------

Property, plant and equipment, at cost:
  Land                                                                 1,259,938                      1,259,938
  Buildings                                                           18,326,647                     18,152,535
  Machinery and equipment                                             18,518,557                     17,839,310
  Tools and dies                                                       8,454,117                      8,454,022
  Leaseholds, office equipment and vehicles                            6,819,503                      6,776,193
  Construction in progress                                             2,421,504                      1,600,204
                                                             --------------------           --------------------
                                                                      55,800,266                     54,082,202
  Less accumulated depreciation and amortization                     (22,936,628)                   (22,186,770)
                                                             --------------------           --------------------
    Net property, plant and equipment                                 32,863,638                     31,895,432
                                                             --------------------           --------------------

Long-term receivables                                                    701,943                        724,959
Long-term investments                                                  3,246,085                      3,273,621
Intangibles and other assets,
   at cost, less accumulated amortization                              5,339,171                      5,470,886
                                                             --------------------           --------------------
                                                           $         118,121,342          $         110,668,988
                                                             ====================           ====================

          See accompanying notes to consolidated financial statements.
                                       2


                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         March 31,                    December 31,
                                                                            1998                          1997
                                                                     -------------------           --------------------
                                                                        (Unaudited)
Current liabilities:
  Accounts payable                                                 $         15,159,013          $          12,133,894
  Current installments of long-term debt                                      3,822,200                      4,444,400
  Line of credit with bank                                                   21,500,000                     19,000,000
  Deferred licensing and maintenance fees                                       512,271                        538,554
  Accrued expenses and other liabilities                                      5,742,591                      5,718,003
  Income taxes payable                                                        1,222,480                        185,472
                                                                     -------------------           --------------------
    Total current liabilities                                                47,958,555                     42,020,323

Deferred tax liability                                                        2,008,638                      1,736,405
Other long-term liabilities                                                     820,000                        820,000
Long-term debt, excluding current installments                               20,840,350                     21,565,350
Long-term deferred licensing and maintenance fees                             1,315,597                      1,565,597
                                                                     -------------------           --------------------
    Total liabilities                                                        72,943,140                     67,707,675
                                                                     -------------------           --------------------

Shareholders' equity:
  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                     -                              -

  Common stock, $.01 par value:
   50,000,000 shares authorized;  8,926,311
   and 8,902,236 issued and outstanding
   in 1998 and 1997, respectively                                                89,263                         89,022

  Additional paid-in capital                                                 11,698,994                     11,607,504

  Accumulated other comprehensive loss -
    Cumulative translation adjustment                                        (1,728,189)                    (1,727,719)

  Retained earnings                                                          35,118,134                     32,992,506
                                                                     -------------------           --------------------
    Total shareholders' equity                                               45,178,202                     42,961,313
                                                                     -------------------           --------------------
                                                                   $        118,121,342          $         110,668,988
                                                                     ===================           ====================


          See accompanying notes to consolidated financial statements.
                                       3

                       LANCER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                       Three Months Ended
                                                                March 31,              March 31,
                                                                   1998                   1997
                                                             -----------------      -----------------

Net sales                                                         $36,319,755           $ 30,398,159
Cost of sales                                                      26,870,975             22,733,537
                                                             -----------------      -----------------
    Gross profit                                                    9,448,780              7,664,622

Selling, general and
   administrative expenses                                          4,997,909              4,220,650
                                                             -----------------      -----------------

    Operating income                                                4,450,871              3,443,972
                                                             -----------------      -----------------

Other income (expense):
  Interest expense                                                   (932,033)              (547,458)
  Other income (expense), net                                        (173,481)                16,369
                                                             -----------------      -----------------
                                                                   (1,105,514)              (531,089)
                                                             -----------------      -----------------
    Income before income taxes                                      3,345,357              2,912,883
                                                             -----------------      -----------------

Income tax expense:
  Current                                                             941,496              1,092,624
  Deferred                                                            278,233                 30,127
                                                             -----------------      -----------------
                                                                    1,219,729              1,122,751
                                                             -----------------      -----------------

    Net earnings                                                 $  2,125,628        $     1,790,132
                                                             =================      =================

Common Shares and Equivalents Outstanding:
Basic                                                               8,910,029              8,755,346
Diluted                                                             9,252,927              9,232,841

Earnings Per Share:
Basic                                                                 $  0.24                 $ 0.20
Diluted                                                               $  0.23                 $ 0.19


          See accompanying notes to consolidated financial statements.
                                       4

                                                                                 Three Months Ended
                                                                           March 31,                 March 31,
                                                                             1998                       1997
                                                                    ------------------------   -----------------------


Net earnings                                                                $     2,125,628           $     1,790,132
Adjustments to reconcile net earnings to net cash provided (used) by operating activities (net of effects from purchase of subsidiaries:)
     Depreciation and amortization                                                  791,135                   595,040
     Loss on sale and disposal of assets                                             13,327                         -
     Gain on investments in affiliates                                               27,536                   213,868
     Changes in assets and liabilities:
        Receivables                                                              (6,905,595)               (4,943,020)
        Refundable income taxes                                                           -                   399,417
        Prepaid expenses                                                            133,826                    64,569
        Deferred tax liability                                                       (6,227)                  (24,395)
        Inventories                                                                (654,305)               (1,041,343)
        Other assets                                                                 32,485                   110,365
        Accounts payable                                                          3,042,906                 3,619,698
        Accrued expenses and other liabilities                                       37,141                   (58,042)
        Income taxes payable                                                      1,033,339                   723,653
        Deferred license fees and other revenue                                    (273,690)                  (62,258)
        Other long-term liabilities                                                 272,233                         -
                                                                    ------------------------   -----------------------
Net cash provided (used) by operating activities                                  (330,261)                 1,387,684
                                                                    ------------------------   -----------------------


     Acquisition of property, plant and equipment                               (1,729,727)               (2,707,393)
     Acquisition of subsidiary companies                                                  -               (5,986,000)
     Additional investments in affiliates                                                 -                 (250,000)
                                                                    ------------------------   -----------------------
Net cash used in investing activities                                           (1,729,727)               (8,943,393)
                                                                    ------------------------   -----------------------
     Net borrowings under line of credit agreements                              2,500,000                 1,300,000
     Retirement of long-term debt                                               (1,347,200)                6,300,875
     Proceeds from exercise of stock options                                        91,731                   104,771
                                                                    ------------------------   -----------------------
Net cash provided by financing activities                                        1,244,531                 7,705,646
                                                                     -----------------------   -----------------------
Effect of exchange rate changes on cash                                             68,597                    17,261
                                                                     -----------------------   -----------------------
Net increase (decrease) in cash                                                   (746,860)                  167,198
Cash at beginning of year                                                        1,850,779                 1,016,426
                                                                     -----------------------   -----------------------
Cash at end of period                                                          $ 1,103,919               $ 1,183,624
                                                                     =======================   =======================


          See accompanying notes to consolidated financial statements.
                                       5

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report on Form 10-K.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.


2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on various factors including historical percentages and price increases. Year end inventory adjustments are based upon valuation of ending inventory. Inventory components are as follows:


                                                  March 31,                    December 31,
                                                    1998                           1997
                                          --------------------------       ----------------------
Finished Goods                          $                12,191,970      $             13,437,781
Work in process                                          28,469,094                   28,980,250
Raw material and supplies                                 4,365,878                    1,996,536
                                          --------------------------       ----------------------
                                        $                45,026,942      $            44,414,567
                                          ==========================       ======================



3.       Earnings Per Share

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", in 1997, and accordingly, basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 342,898 and 477,495 shares for the three months ended March 31, 1998 and 1997 respectively. All prior-period earnings per share data presented in the consolidated financial statements have been restated to conform to the requirements of SFAS No. 128.

During 1997, the Company declared a three-for-two stock split effected in the form of dividends. All references in the consolidated financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the stock split.

4.       Comprehensive Income

As of January 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this statement, however, has no impact on the Company's net income or stockholders' equity. SFAS 130 requires that the Company's foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders' equity, be included in other comprehensive income.

The following are the components of comprehensive income:

                                                              Three Months Ended
                                                     March 31, 1998          March 31, 1997
                                                  ---------------------     ------------------

Net Earnings                                        $       2,125,628        $     1,790,132
Foreign currency translation loss                                (470)               (41,298)
                                                  ---------------------     ------------------
Comprehensive income                               $        2,125,158       $      1,748,834
                                                  =====================     ==================


Accumulated  foreign  currency  translation   adjustments  on  the  accompanying
Consolidated Balance Sheets account for all of the Company's other comprehensive income.

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


Results of Operations

Comparison of the Three-Month Periods Ended March 31, 1998 and 1997

Net sales for the quarter ended March 31, 1998 were $36.3 million, a 19.5% increase over net sales in the first quarter of 1997. The increase reflects strong sales results in North America, Latin America and Europe, as well as the inclusion of Lancer's subsidiary in New Zealand, which was acquired in the second quarter of 1997. Sales to customers outside the United States were 51.0% of net sales in the first quarter of 1998, compared to 45.1% of net sales in the same period last year.

Gross margin in the first quarter of 1998 was 26.0%, up from 25.2% in the first quarter of 1997. The Company's emphasis on controlling overhead costs and improving manufacturing efficiencies contributed to the improvement in gross margin.

Selling, general and administrative expenses were $5.0 million during the quarter ended March 31, 1998, an increase of $0.8 million, or 18.4%, from the same period of 1997. Expenses rose in support of the higher level of sales, and because of the inclusion of Lancer's new operations in New Zealand and Belgium.

Interest expense was $0.9 million in the first quarter of 1998, up from $0.5 million in the same period last year. The increased interest expense was caused by higher borrowings related to capital spending, acquisitions, and increases in current assets during the past year. Lancer's first quarter effective tax rate decreased to 36.5% in 1998 from 38.5% in 1997. The improvement in 1998 was due to the absence of nondeductible losses from certain of the Company's foreign subsidiaries. Net earnings for the 1998 quarter were $2.1 million, up from $1.8 million in the first quarter of 1997.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities.

Net cash used in operating activities was $0.3 million in the three months ended March 31, 1998, compared to $1.4 million of cash provided by operating activities in the same period of 1997. Capital spending was $1.7 million in the first quarter of 1998. During the quarter, Lancer completed construction of a 32,000 square foot office addition to its primary facility in San Antonio. The Company funded the capital expenditures and the cash used in operations with borrowings under its credit facilities.

Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation. At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. See 1997 10-K.

The Internal Revenue Service is examining the Company's U.S. income tax return for 1995. Management does not believe that any significant adjustments will be required.

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

Item 5 - Other Information

John P. Herbots resigned as the Company's Chief Financial Officer effective April 17, 1998. The Company has not named a successor.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)



May 13, 1998                         By:  /s/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO



May 13, 1998                         By:  /s/ Christi A. Rohmer
                                          Christi A. Rohmer
                                          Controller