Form 10-Q
period 1998-06-30
LANCER CORP /TX/
filed 1998-08-17
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For the quarter ended June 30, 1998             Commission file number 0-13875


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


                     YES         X              NO
                             --------                   --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                  Title                                Shares outstanding as of
                                                            August 10, 1998

Common stock, par value $.01 per share                          9,114,191

Part I - Financial Information

Item 1 - Financial Statements

                                       LANCER CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                  June 30,                     December 31,
                                                                    1998                           1997
                                                             --------------------           --------------------
                                                                 (Unaudited)

Current assets:
  Cash                                                     $           1,022,854           $          1,850,779
                                                             --------------------           --------------------
  Receivables:
    Trade accounts and notes                                          28,607,743                     22,674,269
    Refundable income taxes                                                6,582                          1,483
    Other                                                                606,821                        298,274
                                                             --------------------           --------------------
                                                                      29,221,146                     22,974,026
    Less allowance for doubtful accounts                                (335,000)                      (335,000)
                                                             --------------------           --------------------
      Net receivables                                                 28,886,146                     22,639,026
                                                             --------------------           --------------------

  Inventories                                                         49,268,993                     44,414,567
  Prepaid expenses                                                       283,524                        178,869
  Deferred tax asset                                                     212,722                        220,849
                                                             --------------------           --------------------

      Total current assets                                            79,674,239                     69,304,090
                                                             --------------------           --------------------

Property, plant and equipment, at cost:

  Land                                                                 1,259,938                      1,259,938
  Buildings                                                           18,326,647                     18,152,535
  Machinery and equipment                                             18,685,074                     17,839,310
  Tools and dies                                                       9,189,286                      8,454,022
  Leaseholds, office equipment and vehicles                            7,078,222                      6,776,193
  Construction in progress                                             2,385,708                      1,600,204
                                                             --------------------           --------------------
                                                                      56,924,875                     54,082,202
  Less accumulated depreciation and amortization                     (23,759,149)                   (22,186,770)
                                                             --------------------           --------------------
    Net property, plant and equipment                                 33,165,726                     31,895,432
                                                             --------------------           --------------------

Long-term receivables                                                    653,370                        724,959
Long-term investments                                                  3,194,393                      3,273,621
Intangibles and other assets,
   at cost, less accumulated amortization                              5,280,140                      5,470,886
                                                             --------------------           --------------------

                                                           $         121,967,868          $         110,668,988
                                                             ====================           ====================

          See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (continued)

                                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                                      June 30,                     December 31,
                                                                        1998                           1997
                                                                 --------------------           -------------------
                                                                     (Unaudited)
Current liabilities:
  Accounts payable                                             $          14,237,588          $         12,133,894
  Current installments of long-term debt                                   3,997,200                     4,444,400
  Line of credit with bank                                                24,700,000                    19,000,000
  Deferred licensing and maintenance fees                                    520,274                       538,554
  Accrued expenses and other liabilities                                   6,374,587                     5,718,003
  Income taxes payable                                                       825,427                       185,472
                                                                 --------------------           -------------------

    Total current liabilities                                             50,655,076                    42,020,323

Deferred tax liability                                                     2,398,001                     1,736,405
Other long-term liabilities                                                  845,203                       820,000
Long-term debt, excluding current installments                            19,965,350                    21,565,350
Deferred licensing and maintenance fees                                    1,315,597                     1,565,597
                                                                 --------------------           -------------------

    Total liabilities                                                     75,179,227                    67,707,675
                                                                 --------------------           -------------------

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued
                                                                                   -                             -

  Common stock, $.01 par value:
   50,000,000 shares authorized;9,106,065 and 8,902,236
   issued and outstanding in 1998 and 1997, respectively                      91,060                        89,022

  Additional paid-in capital                                              11,802,378                    11,607,504

Accumulated other comprehensive loss -
  Cumulative translation adjustment                                       (2,372,433)                   (1,727,719)

  Retained earnings                                                       37,267,636                    32,992,506
                                                                 --------------------           -------------------

    Total shareholders' equity                                            46,788,641                    42,961,313
                                                                 --------------------           -------------------

                                                               $         121,967,868          $        110,668,988
                                                                 ====================           ===================

          See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                              Three Months Ended                            Six Months Ended
                                         June 30,            June 30,                 June 30,            June 30,
                                           1998                1997                     1998                1997
                                      ----------------    ----------------         ---------------     ---------------

Net sales                           $      37,284,947   $      32,294,556        $     73,604,702    $     62,692,715
Cost of sales                              27,587,133          24,353,236              54,458,108          47,086,773
                                      ----------------    ----------------         ---------------     ---------------
    Gross profit                            9,697,814           7,941,320              19,146,594          15,605,942

Selling, general and
   administrative expenses                  5,220,986           4,836,694              10,218,895           9,057,344
                                      ----------------    ----------------         ---------------     ---------------

    Operating income                        4,476,828           3,104,626               8,927,699           6,548,598
                                      ----------------    ----------------         ---------------     ---------------

Other income (expense):
  Interest expense                         (1,004,576)           (826,649)             (1,936,609)         (1,374,107)
  Other income, net                           (88,445)            447,816                (261,926)            464,185
                                      ----------------    ----------------         ---------------     ---------------
                                           (1,093,021)           (378,833)             (2,198,535)           (909,922)
                                      ----------------    ----------------         ---------------     ---------------

    Income before income taxes              3,383,807           2,725,793               6,729,164           5,638,676
                                      ----------------    ----------------         ---------------     ---------------

Income tax expense:
  Current                                   1,006,692             874,813               1,948,188           1,976,437
  Deferred                                    227,613              49,786                 505,846              70,913
                                      ----------------    ----------------         ---------------     ---------------
                                            1,234,305             924,599               2,454,034           2,047,350
                                      ----------------    ----------------         ---------------     ---------------

    Net earnings                          $ 2,149,502         $ 1,801,194             $ 4,275,130         $ 3,591,326
                                      ================    ================         ===============     ===============

Common Shares and Equivalents Outstanding:
Basic                                       9,121,241           8,895,036               9,015,769           8,825,191
Diluted                                     9,336,111           9,380,837               9,283,229           9,306,839

Earnings Per Share:
Basic                                       $    0.24           $    0.20               $    0.47           $    0.41
Diluted                                     $    0.23           $    0.19               $    0.46           $    0.39


          See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                       Six Months Ended
                                                                              June 30,                  June 30,
                                                                                1998                      1997
                                                                       -----------------------   -----------------------
Cash flow from operating activities:
     Net earnings                                                    $              4,275,130    $            3,591,326
     Adjustments to reconcile net income to net cash used in
        operating activities (net of effects from purchase of
        subsidiaries:)
        Depreciation and amortization                                               1,618,568                 1,252,915
        Loss on sale and disposal of assets                                            23,851                      -
        Loss (gain) on long-term investments                                           79,228                   (9,945)
        Changes in assets and liabilities:
            Receivables                                                            (6,398,049)               (6,859,945)
            Refundable income taxes                                                    (5,176)                  400,296
            Prepaid expenses                                                         (104,655)                  110,733
            Deferred taxes                                                            659,525                    25,905
            Inventories                                                            (5,186,269)               (6,195,946)
            Other assets                                                              (61,438)                  170,045
            Accounts payable                                                        2,255,851                 6,377,066
            Accrued expenses and other liabilities                                    706,240                   243,655
            Income taxes payable                                                      663,196                   293,403
            Deferred license fees and maintenance fees                               (268,280)                 (311,326)
            Other long-term liabilities                                                25,203                    25,051
                                                                       -----------------------   -----------------------
     Net cash used in operating activities                                         (1,717,075)                 (886,767)
                                                                       -----------------------   -----------------------

Cash flow from investing activities:
        Acquisition of property, plant and equipment                               (2,970,170)               (5,024,484)
        Acquisition of subsidiary companies                                              -                   (3,924,166)
        Additional investments in affiliates                                             -                     (276,280)
                                                                       -----------------------   -----------------------
     Net cash used in investing activities                                         (2,970,170)               (9,224,930)
                                                                       -----------------------   -----------------------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                              5,700,000                 7,400,000
        Proceeds from long-term debt                                                     -                    5,100,000
        Retirement of long-term debt                                               (2,047,200)               (1,024,125)
        Proceeds from exercise of stock options                                       196,912                   142,206
                                                                       -----------------------   -----------------------
Net cash provided by financing activities                                           3,849,712                11,618,081
                                                                       -----------------------   -----------------------
Effect of exchange rate changes on cash                                                 9,608                   212,172
                                                                       -----------------------   -----------------------
Net increase (decrease) in cash                                                      (827,925)                1,718,556
Cash at beginning of period                                                         1,850,779                 1,016,425
                                                                       -----------------------   -----------------------
Cash at end of period                                                    $          1,022,854      $          2,734,981
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


2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:


                                               June 30,                   December 31,
                                                 1998                         1997
                                          --------------------         --------------------
Finished Goods                          $          18,353,596        $          13,437,781
Work in process                                    25,046,397                   28,980,250
Raw material and supplies                           5,869,000                    1,996,536
                                          --------------------         --------------------
                                        $          49,268,993        $          44,414,567
                                          ====================         ====================


3.       Earnings Per Share

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, in 1997, and accordingly, basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 267,460 and 481,648 shares for the six months ended June 30, 1998 and 1997 respectively. All prior-period earnings per share data presented in the consolidated financial statements have been restated to conform to the requirements of SFAS No. 128.

4.       Comprehensive Income

As of January 1, 1998, the Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this statement, however, has no impact on the Companys net income or stockholders equity. SFAS 130 requires that Companys foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders equity, be included in other comprehensive income.

The following are the components of comprehensive income:

                                                  Three Months Ended                                 Six Months Ended
                                          June 30, 1998         June 30, 1997            June 30,1998                June 30,1997
                                      -------------------    -------------------   ----------------------     ----------------------

Net earnings as reported               $       2,149,502      $       1,801,194     $          4,275,130         $        3,591,326
Foreign currency translation (loss)             (644,244)              (124,882)                (644,714)                  (166,180)
                                      -------------------    -------------------   ----------------------     ----------------------
Comprehensive income                   $       1,505,258      $       1,676,312     $          3,630,416         $        3,425,146
                                      ===================    ==================    ======================     ======================


Accumulated  foreign  currency  translation   adjustments  on  the  accompanying
Consolidated Balance Sheets account for all of the Companys other comprehensive income.



Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words anticipate, believe, estimate, expect, forecast, plan, and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions which exist or must be made as a result of certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, forecast, planned or intended. The Company does not intend to update these forward-looking statements.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1998 and 1997

Net sales for the quarter ended June 30, 1998 were $37.3 million, a 15.5% increase from sales in the second quarter of 1997. The increase reflects strong sales throughout the Americas and in Europe. Sales to customers outside the United States were 45.5% of total sales in the second quarter of 1998, compared to 55.1% of net sales in the same period last year.

Gross margin in the second quarter of 1998 was 26.0%, up from 24.6% in the second quarter of 1997. The Companys emphasis on controlling overhead costs and improving manufacturing efficiencies contributed to the improvement in gross margin.

Selling, general and administrative expenses were $5.2 million in the three months ended June 30, 1998, an increase of $0.4 million, or 8.3%, from the second quarter of 1997. Expenses rose in support of the higher level of sales, and because of Lancers new operation in Belgium which commenced in March 1997.

Interest expense was $1.0 million in the second quarter of 1998, up from $0.8 million in the second quarter last year. The increased interest expense in 1998 was caused by higher borrowings related to capital spending and growth in current assets during the past year. Lancers second quarter effective tax rate increased to 36.5% in 1998 from 33.9% in 1997. The tax rate in the second quarter of 1997 was unusually low because of the recognition of tax credits relating to research and development expenditures in prior years. Net earnings for the 1998 quarter were $2.1 million, up from $1.8 million in the second quarter of 1997.


Comparison of the Six-Month Periods ended June 30, 1998 and 1997

Net sales for the six months ended June 30, 1998 were $73.6 million, a 17.4% increase from sales in the same period of 1997. The increase reflects strong sales in the Americas and in Europe, plus the inclusion of sales from the Companys New Zealand operation, which was acquired in the second quarter of 1997. Sales to customers outside the United States were 48.1% in the first half of 1998, compared to 50.3% in the same period of 1997.

Gross margin in the first six months of 1998 was 26.0%, up from 24.9% in the first half of 1997. The Companys emphasis on controlling overhead costs and improving manufacturing efficiencies contributed to the improvement in gross margin.

Selling, general and administrative expenses were $10.2 million in the first half of 1998, and increase of $1.2 million, or 12.8%, from the same period of 1997. Expenses rose in support of higher sales levels, and because of Lancers new operations in Belgium and New Zealand.


Interest expense was $1.9 million in the first six months of 1998, up from $1.4 million in the first half of last year. The increased interest expense in 1998 was caused by higher borrowings related to capital spending and to growth in current assets during the past year. The Companys effective tax rate was 36.5% in the six months ended June 30, 1998, compared to 36.3% in the same period of 1997. The positive impact of tax credits, partially offset by nondeductible losses incurred by certain of the Companys foreign subsidiaries, lowered the effective tax rate in the 1997 period. Net earnings in the first half of 1998 were $4.3 million, up from $3.6 million in the same period last year.


Liquidity and Capital Resources

The Companys principal sources of liquidity are cash flows from operations and amounts available under the Companys existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities.

Net cash used in operating activities was $1.7 million in the first six months of 1998, compared to $0.9 million in the same period of 1997. Capital spending was $3.0 million in the first half of 1998. Lancer completed construction of a 32,000 square foot office addition to its primary facility in San Antonio during the first quarter of 1998. The Company funded the capital expenditures and the cash used in operations with borrowings under its credit facilities.

Effective July 15, 1998, the company increased its revolving facility from $25 million to $35 million, and amended certain financial covenants. The Company is in compliance with the financial covenants contained in its credit agreement.

Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation. At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. See 1997 Form 10-K.

The Internal Revenue Service is examining the Companys U.S. income tax return for 1995. Management does not believe that any significant adjustments will be required as a result of this examination.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets and liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on its financial statements and disclosures.


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

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on May 28, 1998, the shareholders elected six members of the Board of Directors of the Company to serve until the next annual meeting of the shareholders and ratifies the appointment of KPMG Peat Marwick LLP as the Companys independent auditors for the 1998 fiscal year.

The vote for nominated directors was as follows:

       Nominee                    For                 Against               Abstain
-----------------------    -------------------   -------------------   -------------------
Alfred A. Schroeder             8,149,550               1,826                 8,732
George F. Schroeder             8,149,550               1,826                 8,732
Walter J. Beigler               8,149,550               1,826                 8,732
Jean M. Braley                  8,149,550               1,826                 8,732
Charles K. Clymer               8,149,550               1,826                 8,732
Micheal E. Smith                8,149,550               1,826                 8,732

The vote for ratifying the appointment KPMG Peat Marwick LLP was as follows:

                                   For                 Against               Abstain
                           -------------------   -------------------   -------------------
                                8,147,035               1,225                11,848


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.38 Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.

         (b)      Reports on Form 8-K

                  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)



August 13, 1998              By:  /s/ George F. Schroeder
                                  George F. Schroeder
                                  President and CEO



August 13, 1998              By:  /s/ Christi A. Rohmer
                                  Christi A. Rohmer
                                  Vice President - Controller