Form 10-Q
period 1998-09-30
LANCER CORP /TX/
filed 1998-11-13
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1998         Commission file number 0-13875


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


                     YES         X              NO
                             --------                   --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                  Title                                Shares outstanding as of
                                                            November 11, 1998
Common stock, par value $.01 per share                           9,121,482

Part I - Financial Information
Item 1 - Financial Statements

                                        LANCER CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS


                                                                September 30,                  December 31,
                                                                    1998                           1997
                                                             --------------------           --------------------
                                                                 (Unaudited)

Current assets:
  Cash                                                     $             817,216            $         1,850,779
                                                             --------------------           --------------------
  Receivables:
    Trade accounts and notes                                          25,966,089                     22,674,269
    Other                                                                872,511                        299,757
                                                             --------------------           --------------------
                                                                      26,838,600                     22,974,026
    Less allowance for doubtful accounts                                (385,000)                      (335,000)
                                                             --------------------           --------------------
      Net receivables                                                 26,453,600                     22,639,026
                                                             --------------------           --------------------

  Inventories                                                         49,309,546                     44,414,567
  Prepaid expenses                                                       459,905                        178,869
  Deferred tax asset                                                     227,768                        220,849
                                                             --------------------           --------------------

      Total current assets                                            77,268,035                     69,304,090
                                                             --------------------           --------------------

Property, plant and equipment, at cost:
  Land                                                                 1,259,938                      1,259,938
  Buildings                                                           21,634,373                     18,152,535
  Machinery and equipment                                             18,871,226                     17,732,999
  Tools and dies                                                       6,607,430                      5,520,759
  Leaseholds, office equipment and vehicles                            7,236,605                      6,714,519
  Assets in progress                                                   2,361,533                      4,701,452
                                                             --------------------           --------------------
                                                                      57,971,105                     54,082,202
  Less accumulated depreciation and amortization                     (24,068,304)                   (22,186,770)
                                                             --------------------           --------------------
    Net property, plant and equipment                                 33,902,801                     31,895,432
                                                             --------------------           --------------------

Long-term receivables                                                    628,359                        724,959
Long-term investments                                                  3,179,746                      3,274,388
Intangibles and other assets,
   at cost, less accumulated amortization                              5,120,309                      5,470,119
                                                             --------------------           --------------------

                                                           $         120,099,250          $         110,668,988
                                                             ====================           ====================

          See accompanying notes to consolidated financial statements.
                                        2

                                        LANCER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (continued)

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    September 30,                  December 31,
                                                                        1998                           1997
                                                                 --------------------           -------------------
                                                                     (Unaudited)
Current liabilities:
  Accounts payable                                             $          13,226,911          $         12,133,894
  Current installments of long-term debt                                   3,997,200                     4,444,400
  Line of credit with bank                                                23,300,000                    19,000,000
  Deferred licensing and maintenance fees                                    568,269                       538,554
  Accrued expenses and other liabilities                                   6,676,424                     5,718,003
  Income taxes payable                                                       543,817                       185,472
                                                                 --------------------           -------------------

    Total current liabilities                                             48,312,621                    42,020,323

Deferred tax liability                                                     2,109,823                     1,736,405
Other long-term liabilities                                                  820,000                       820,000
Long-term debt, excluding current installments                            19,165,350                    21,565,350
Deferred licensing and maintenance fees                                    1,315,597                     1,565,597
                                                                 --------------------           -------------------

    Total liabilities                                                     71,723,391                    67,707,675
                                                                 --------------------           -------------------

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued                                      -                             -

  Common stock, $.01 par value:
   50,000,000 shares authorized;  9,121,534 and 8,902,236
   issued and outstanding in 1998 and 1997, respectively                      91,215                        89,022

  Additional paid-in capital                                              11,912,991                    11,607,504

  Accumulated other comprehensive loss -
  Cumulative translation adjustment                                       (2,735,668)                   (1,727,719)

  Retained earnings                                                       39,107,321                    32,992,506
                                                                 --------------------           -------------------

    Total shareholders' equity                                            48,375,859                    42,961,313
                                                                 --------------------           -------------------

                                                               $         120,099,250          $        110,668,988
                                                                 ====================           ===================

          See accompanying notes to consolidated financial statements.
                                       3

                                        LANCER CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)



                                                Three Months Ended                              Nine Months Ended
                                       September 30,         September 30,             September 30,         September 30,
                                            1998                  1997                      1998                  1997
                                      -----------------     -----------------         -----------------     -----------------

Net sales                           $       36,600,490    $       29,844,076        $      110,205,192    $       92,536,791
Cost of sales                               27,169,417            22,214,108                81,627,526            69,300,881
                                      -----------------     -----------------         -----------------     -----------------
    Gross profit                             9,431,073             7,629,968                28,577,666            23,235,910

Selling, general and
   administrative expenses                   5,175,032             5,377,909                15,393,926            14,435,253
                                      -----------------     -----------------         -----------------     -----------------

    Operating income                         4,256,041             2,252,059                13,183,740             8,800,657
                                      -----------------     -----------------         -----------------     -----------------

Other income (expense):
  Interest expense                          (1,140,073)             (638,029)               (3,042,420)           (2,012,136)
  Other income, net                           (139,081)              122,660                  (435,268)              586,845
                                      -----------------     -----------------         -----------------     -----------------
                                            (1,279,154)             (515,369)               (3,477,688)           (1,425,291)
                                      -----------------     -----------------         -----------------     -----------------

    Income before income taxes               2,976,887             1,736,690                 9,706,052             7,375,366
                                      -----------------     -----------------         -----------------     -----------------

Income tax expense:
  Current                                    1,276,550               642,587                 3,224,738             2,619,024
  Deferred                                    (139,347)               69,468                   366,499               140,381
                                      -----------------     -----------------         -----------------     -----------------
                                             1,137,203               712,055                 3,591,237             2,759,405
                                      -----------------     -----------------         -----------------     -----------------

    Net earnings                         $   1,839,684         $   1,024,635             $   6,114,815         $   4,615,961
                                      =================     =================         =================     =================

Common Shares and Equivalents Outstanding:
Basic                                        9,112,304             8,900,436                 9,063,394             8,900,436
Diluted                                      9,368,008             9,402,980                 9,318,998             9,384,624

Earnings Per Share:
Basic                                    $        0.20         $        0.12             $        0.67         $        0.52
Diluted                                  $        0.20         $        0.11             $        0.66         $        0.49


          See accompanying notes to consolidated financial statements.
                                       4

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                        September 30,             September 30,
                                                                            1998                      1997
                                                                    ----------------------    ----------------------
Cash flow from operating activities:
Net earnings                                                      $             6,114,815      $         4,615,961

Adjustments to reconcile  net income to net cash provided by (used in)
operating activities (net of effects from purchase of subsidiaries:)
     Depreciation and amortization                                              2,283,546                2,048,003
     Loss on sale and disposal of assets                                           16,351                        -
     Loss (gain) on long-term investments                                         (16,125)                 (87,826)
     Changes in assets and liabilities:
        Receivables                                                            (4,099,916)              (6,469,604)
        Prepaid expenses                                                         (281,036)                  76,903
        Deferred taxes                                                            348,477                  (44,095)
        Inventories                                                            (5,362,118)             (10,985,604)
        Other assets                                                             (326,493)                (105,597)
        Accounts payable                                                        1,327,299                9,453,198
        Accrued expenses and other liabilities                                  1,041,982                1,351,950
        Income taxes payable                                                      388,119                  (11,190)
        Deferred license fees and maintenance fees                               (220,285)                (376,012)
        Other long-term liabilities                                                     -                  140,381
                                                                    ----------------------    ----------------------
Net cash provided by (used in) operating activities                             1,214,616                 (393,532)
                                                                    ----------------------    ----------------------
Cash flow from investing activities:
     Proceeds from sale of assets                                                   7,500                        -
     Acquisition of property, plant and equipment                              (4,105,161)              (7,022,232)
     Acquisition of subsidiary companies                                                -               (3,768,375)
     Net investments in affiliates                                                110,767                 (250,000)
                                                                    ----------------------    ----------------------
Net cash used in investing activities                                          (3,986,894)             (11,040,607)
                                                                    ----------------------    ----------------------

Cash flow from financing activities:
     Net borrowings under line of credit agreements                             4,300,000                7,300,000
     Proceeds from long-term debt                                                       -                5,850,000
     Retirement of long-term debt                                              (2,847,200)              (1,717,125)
     Proceeds from exercise of stock options                                      307,680                  181,205
                                                                    ----------------------    ----------------------
Net cash provided by financing activities                                       1,760,480               11,614,080
                                                                    ----------------------    ----------------------

Effect of exchange rate changes on cash                                           (21,765)                (101,000)
                                                                    ----------------------    ----------------------

Net increase (decrease) in cash                                                (1,033,563)                  78,941
Cash at beginning of period                                                     1,850,779                1,016,425
                                                                    ----------------------    ----------------------

Cash at end of period                                               $             817,216     $          1,095,366
                                                                    ======================    ======================

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


2.        Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationship as follows:

                                             September 30,                December 31,
                                                 1998                         1997
                                          --------------------         --------------------
Finished Goods                          $          18,168,079        $          13,437,781
Work in process                                    25,374,394                   28,980,250
Raw material and supplies                           5,767,073                    1,996,536
                                          ====================         ====================
                                        $          49,309,546        $          44,414,567
                                          ====================         ====================



3.       Earnings Per Share

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", in 1997, and accordingly, basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 255,704 and 502,544 shares for the three, and 255,604 and 484,188 shares for the nine, months ended September 30, 1998 and 1997 respectively. All prior-period earnings per share data presented in the consolidated financial statements have been restated to conform to the requirements of SFAS No. 128.

4.       Comprehensive Loss

As of January 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this statement, however, has no impact on the Company's net income or stockholders' equity. SFAS 130 requires that Company's foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders' equity, be included in other comprehensive income.

The following are the components of comprehensive income:


                                                 Three Months Ended                     Nine Months Ended
                                       September 30,       September 30,        September 30,       September 30,
                                            1998                1997                 1998                1997
                                      -----------------   -----------------    -----------------   -----------------

Net earnings as reported                 $   1,839,684      $    1,024,635        $   6,114,815       $   4,615,961
Foreign currency translation (loss)           (363,235)           (531,663)          (1,007,949)           (697,843)
                                      =================   =================    =================   =================
Comprehensive income                     $   1,476,449      $      492,972        $   5,106,866       $   3,918,118
                                      =================   =================    =================   =================

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1998 and 1997

Net sales for the quarter ended September 30, 1998 were $36.6 million, a 22.6% increase from sales in the third quarter of 1997. Higher sales throughout the Americas were partially offset by a decline in sales to customers in Asia. Sales to customers outside the United States were 46.9% of total sales in the third quarter of 1998, compared to 43.3% of net sales in the same period last year.

Gross margin in the third quarter of 1998 was 25.8%, up slightly from 25.6% in the third quarter of 1997. The Company's emphasis on controlling overhead costs and improving manufacturing efficiencies contributed to the improvement in gross margin.

Selling, general and administrative expenses were $5.2 million in the three months ended September 30, 1998, down $0.2 million, or 3.7%, from the third quarter of 1997. Expenses last year were high because of several unusual factors, the most significant being start-up expenses for the Company's subsidiary in Belgium.

Interest expense was $1.1 million in the third quarter of 1998, compared to $0.6 million in the third quarter last year. The increased interest expense in 1998 was caused by higher borrowings related to capital spending and growth in current assets during the past year. Lancer's third quarter effective tax rate declined to 38.2% in 1998 from 41.0% in 1997. The Company's tax rate in the third quarter of 1997 was unusually high due to foreign losses that were not deductible against income earned in the United States. Net earnings for the 1998 quarter were $1.8 million, up from $1.0 million in the third quarter of 1997.


Comparison of the Nine-Month Periods ended September 30, 1998 and 1997

Net sales for the nine months ended September 30, 1998 were $110.2 million, a 19.1% increase from sales in the same period of 1997. Sales growth in the Americas more than offset a sales decline in Asia. Sales in 1998 also reflect the inclusion of the Company's New Zealand operation, which was acquired in the second quarter of 1997. Sales to customers outside the United States were 47.7% of total sales in the first nine months of 1998, compared to 48.0% in the same period last year.

Gross margin in the nine months ended September 30, 1998 was 25.9%, compared to 25.1% in the first three quarters of 1997. The Company's emphasis on controlling overhead costs and improving manufacturing efficiencies contributed to the improvement in gross margin.

Selling, general and administrative expenses were $15.4 million in the first nine months of 1998, an increase of $1.0 million, or 6.6%, from the same period of 1997. As a percent of sales, expenses fell in the 1998 period because of the existence of certain non-recurring expenses in 1997, and because of the Company's efforts to manage its costs.

Higher borrowings that funded capital spending and growth in current assets caused interest expense to rise to $3.0 million in 1998, compared to $2.0 million in 1997. The Company's effective tax rate was 37.0% in the first three quarters of 1998, compared to 37.4% in the same period of 1997. The higher effective tax rate was caused by a slight increase in the proportion of the Company's income that was earned in high tax rate jurisdictions. Net earnings in the first nine months of 1998 were $6.1 million, up from $4.6 million in the same period last year.


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

Net cash provided by operating activities was $1.2 million in the first nine months of 1998, compared to cash used in operating activities of $0.4 million in the same period of 1997. The Company made capital expenditures of $4.1 million in the first nine months of 1998. The Company completed construction of a 32,000 square foot office addition to its primary facility in San Antonio during the first quarter of 1998. The Company funded the capital expenditures with cash provided by operations and with borrowings under its credit facilities.

Effective July 15, 1998, the company increased its revolving facility from $25 million to $35 million, and amended certain financial covenants. The Company is in compliance with the financial covenants contained in its credit agreement.

Accounting Matters

The Company maintains a Domestic International Sales Corporation (DISC) in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation (FSC). At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. For further explanation see the 1997 Form 10-K.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on its financial statements and disclosures.


Year 2000

The Year 2000 ("Y2K") issue arose because some computer programs use two-digit date fields to designate a year. Some of these programs with two-digit date fields will not recognize the year 2000, or may confuse it with the year 1900. This date recognition problem could cause erroneous calculations, or could cause entire systems to malfunction.

The Company has adopted a two-phase approach to the Year 2000 threat. In the Assessment Phase, the Company generates a comprehensive inventory of the Company's date-oriented systems, and determines which are not Y2K compliant. The Renovation/Replacement Phase involves correcting or replacing non-compliant systems. The Company believes that it has completed approximately 80% of the Assessment Phase, and plans to finish the Assessment Phase by the end of 1998. The Renovation/Replacement Phase is being executed as non-compliant systems are identified. The Company expects that it will have corrected high-priority non-compliant systems by March 31, 1999, and medium-priority non-compliant systems by June, 1999.

In the second quarter of 1998, the Company initiated correspondence with its suppliers to determine their Y2K readiness. The Company plans to monitor the readiness of its key suppliers throughout 1999. The Company intends to determine the Y2K readiness of its key customers during 1999. The Coca-Cola Company was the Company's largest customer in 1997, accounting for 24% of sales.

The Company's primary information technology ("IT") system is a BaaN ERP system that was installed in 1996, and upgraded in 1998. The Company believes the BaaN system, and other major IT systems, are Y2K compliant. Among non-IT systems, the Company's timekeeping/payroll system in San Antonio is non-compliant. A new system has been selected, and is expected to be in operation by the first quarter of 1999. The Company has committed approximately $100,000 to the Renovation/Replacement process through September 30, 1998, and expects to spend no more than $200,000 on all of the Company's Y2K issues.

The Company believes there is low risk of any internal critical system not being Y2K-compliant by the end of 1999. The Company continues to assess its risk exposure attributable to external factors and suppliers. Although the Company has no reason to conclude that any specific supplier represents a risk, the most likely worst-case Y2K scenario would entail production disruption due to inability of suppliers to deliver critical parts. The Company is unable to quantify such a scenario, but it could potentially result in a material adverse impact on the results of operations, liquidity or financial position of the Company. The Company does not now have a formal contingency plan to deal with non-performance by suppliers. The Company intends, however, to monitor the Y2K readiness of key suppliers throughout 1999, and to develop a contingency plan for any supplier whose lack of preparedness may jeopardize the Company's operations.



Part II - Other Information

Item 1 - Legal Proceedings

The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management and independent legal counsel, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

Item 5 - Other Events

David E. Green was appointed Chief Financial Officer of the Company effective November 9, 1998. Prior to joining Lancer, Mr. Green held senior positions including Vice President Operations and Chief Financial Officer during 16 years with Coca-Cola Bottling Company of the Southwest, a wholly-owned subsidiary of Texas Bottling Group.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K

                  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)



November 13, 1998                    By:  /s/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO



November 13, 1998                    By:  /s/ David E. Green
                                          David E. Green
                                          Chief Financial Officer