Form 10-Q/A
period 1998-09-30
LANCER CORP /TX/
filed 1998-11-16
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

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

Higher borrowings that funded capital spending and growth in current assets caused interest expense to rise to $3.0 million in 1998, compared to $2.0 million in 1997. The Company's effective tax rate was 37.0% in the first three quarters of 1998, compared to 37.4% in the same period of 1997. The effective tax rate was higher in 1997 than in 1998 because the 1997 period included certain foreign losses that were not deductible against income earned in the United States. Net earnings in the first nine months of 1998 were $6.1 million, up from $4.6 million in the same period last year.


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

The Company has adopted a two-phase approach to the Year 2000 threat. In the Assessment Phase, the Company generates a comprehensive inventory of the Company's date-oriented systems, and determines which are not Y2K compliant. The Renovation/Replacement Phase involves correcting or replacing non-compliant systems. The Company believes that it has completed approximately 80% of the Assessment Phase, and plans to finish the Assessment Phase by the end of 1998. The Renovation/Replacement Phase is being executed as non-compliant systems are identified. The Company expects that it will have corrected high-priority non-compliant systems by March 31, 1999, and medium-priority non-compliant systems by June 30, 1999.

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