Form 10-K
period 1998-12-31
LANCER CORP /TX/
filed 1999-03-31
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission file number 0-13875

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

                                YES    X     NO
                                    -------     -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 22, 1999, held by non-affiliates of the registrant was approximately $54,445,050 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 22, 1999 was 9,121,482.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this report and prepared for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Products

The Company's products can be divided into four major categories: (i) fountain soft drink, citrus, and frozen beverage dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services.


Soft Drink, Citrus, and Frozen Beverage Dispensers

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

Lancer FBD Partnership, Ltd., a joint venture in which Lancer owns a 50% interest, manufactures frozen beverage dispensers. The joint venture sells its production to Lancer, and Lancer markets and distributes the equipment to third parties.

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of soft drink, citrus, and frozen beverage dispensers for the years ended December 31, 1998, 1997 and 1996, accounted for approximately 50%, 51% and 56% of total sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and carbonated water at a preset ratio. The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The Company's primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market. Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers. For the years ended December 31, 1998, 1997 and 1996, sales of valves and related accessories accounted for approximately 13%, 14%, and 16% of total net sales, respectively.

Beer Dispensing Systems

The Company manufactures and markets beer dispensing equipment and related accessories. Products include chillers, taps, fonts, dispensers and kegs. Lancer's operations in Australia, Brazil and New Zealand account for most of the Company's sales of beer related equipment. Sales of beer equipment represented 6%, 8% and 1% of total net sales in the years ended December 31, 1998, 1997 and 1996, respectively.

Other Related Products and Services

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process. Revenues from remanufacturing activities were 4% of sales in each of the years ended December 31, 1998, 1997 and 1996

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, ice bagger machines, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems. Lancer also provides logistics services to certain of its customers. Together, these parts and services constitute 26%, 23% and 23% of the Company's total net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

Product Research and Development

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 1998, 1997 and 1996, Company-sponsored research and development expenses were $2,207,000, $1,467,000 and $913,000, respectively.


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


Backlog

The Company's manufacturing operations are driven by actual and forecasted customer demand. The Company's backlog of unfilled orders was approximately $13.0 million, $8.2 million and $10.1 million at December 31, 1998, 1997 and 1996, respectively. It is anticipated that 1998 backlog orders will be filled in 1999.


Marketing and Customers

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Lancer is a preferred supplier to The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 23%, 24% and 33% of the Company's total net sales for the years ended December 31, 1998, 1997 and 1996, respectively. None of the Company's customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. Lancer does not expect any significant volume or price reductions in its business with The Coca-Cola Company. If they were to occur, however, such reductions would have a material adverse impact on the Company's financial position and its results of operations.

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


International Sales

For the years ended December 31, 1998, 1997 and 1996, the Company's sales to customers outside the United States were approximately 48%, 48% and 43% of total net sales, respectively. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia, Brazil, and Mexico, and operates warehouses in Belgium, New Zealand, and Russia.

The Company's foreign sales and operations could be adversely affected by foreign currency fluctuations, exchange controls, tax policies, deterioration of foreign economies, the expropriation of Company property, and other political actions and economic events. Although the Company attempts to limit such risks, there can be no assurance that these efforts will be successful.


Financial Information About Segments and Geographic Areas

Financial information about segments and geographic areas is set forth in Note 12 to the Consolidated Financial Statements included elsewhere in this filing.


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


Employees

As of December 31, 1998, the Company had 1,506 full-time employees of whom 75 were engaged in engineering and technical support, 1,225 in manufacturing, 80 in marketing and sales and 126 in general management and administrative positions. The majority of the employees work at the Company's facilities in San Antonio, Texas. 576 employees work at the Company's facility in Piedras Negras, Mexico, 70 are employed by the Company's Brazilian subsidiary, and a total of 72 people are employed by the Company's subsidiaries in Australia and New Zealand. Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia. None of the U.S. employees are represented by a union or are subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.

Intellectual Property

The Company presently owns 37 United States patents and numerous corresponding foreign patents. It has 17 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. The patents have a remaining life of 4 to 18 years. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

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

ITEM 2.   PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling approximately 713,000 square feet, including three buildings owned by Lancer covering approximately 410,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. In the first quarter of 1998, the Company completed construction of approximately 32,000 square feet of office space at its primary San Antonio facility. The Company owns and operates facilities located in Piedras Negras, Mexico consisting of 192,000 square feet of completed space. The Company also leases a 65,000 square foot plant in Sao Paulo, Brazil, a 39,000 square foot plant in Auckland, New Zealand, a 38,000 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Sydney, Australia; Brussels, Belgium; Moscow, Russia; and Monterrey, Mexico. The Company leases 492,000 square feet of space throughout the world.

Total net rent expense for real estate was $1,356,000, $1,359,000 and $1,093,000 in 1998, 1997 and 1996, respectively. Included in total rent expense in 1998 is $89,000 for certain properties that are leased from a partnership controlled by certain shareholders. See Note 5 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for more information.


ITEM 3.   LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's common stock is currently traded on the American Stock Exchange ("ASE") under the symbol "LAN." The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated. Prices are adjusted for a three-for-two stock dividend effective July 8, 1997.

Market Price For Common Stock

                                      1998                              1997
Quarter                       High           Low                High           Low
------------------------   --------------------------        --------------------------
First                          $13.81          $9.44             $15.00         $11.92
Second                          17.25          13.50              17.33          12.58
Third                           18.25           9.75              17.63          14.75
Fourth                          14.00           8.88              16.13          10.75


On March 22, 1999, the closing price of the Company's common stock, as reported by the ASE, was $9.56 per share. On that date, there were 174 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a cash dividend on the common stock to date. It is a general policy of the Company to retain future earnings to support future growth.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                       Years Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                1998              1997              1996            1995            1994
                                           ----------------  ---------------   ---------------  -------------   -------------
Operating Data:
     Net sales                                   $ 138,869        $ 119,367         $ 103,295       $ 76,432        $ 71,526
     Gross profit                                   34,006           31,429            25,088         16,439          14,312
     Selling, general and
        administrative expenses                     19,911           20,439            14,512          9,934           9,359
     Operating income                               14,095           10,990            10,576          6,505           4,953
     Interest expense                                3,972            2,815             1,588            981             755
     Interest and other income, net                    202            (948)             (160)        (1,179)           (354)
     Earnings before income taxes
        and extraordinary item                       9,921            9,123             9,148          6,703           4,552
     Income tax expense                              4,078            3,037             3,415          2,612           1,602
     Net earnings                                    5,843            6,086             5,733          4,091           2,950
     Net earnings per share
       Basic                                      $   0.64         $   0.69          $   0.66        $  0.47         $  0.36
       Diluted                                    $   0.63         $   0.65          $   0.63        $  0.46         $  0.35
     Weighted average shares outstanding
       Basic                                         9,060            8,863             8,722          8,701           8,178
       Diluted                                       9,306            9,338             9,052          8,985           8,460




                                                                          As of December 31,
                                           ----------------------------------------------------------------------------------
                                                1998              1997              1996            1995            1994
                                           ----------------  ---------------   ---------------  -------------   -------------
Balance Sheet Data:
     Total assets                                $ 112,840        $ 110,669         $  82,009       $ 57,944        $ 46,896
     Short-term debt                                27,094           23,444            13,553          8,448           7,409
     Long-term debt, less
        current installments                        17,568           21,565            15,459          5,398           3,397
     Shareholders' equity                           48,258           42,961            37,036         31,065          26,919


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

Results of Operations


Comparison of the Years Ended December 31, 1998 and December 31, 1997

Net sales for the year ended December 31, 1998 increased by $19.5 million, or 16%, to $138.9 million from $119.4 million in 1997. Sales in Latin America rose $10.7 million, or 98%, due largely to the Company's efforts to align itself with key bottlers in the region. Additionally, the Company added sales and technical staff in Monterrey, Mexico and in other parts of Latin America during the year. Sales in the United States rose $10.4 million, or 17%, as sales of ice cooled fountain equipment increased from 1997 levels. Sales in Brazil and Asia declined in 1998, suffering from poor economic conditions.

Sales to customers outside the United States represented 48% of net sales in both 1998 and 1997.

Gross margin for the year ended December 31, 1998 was 24%, down from 26% in the prior year. Gross margin fell in 1998 primarily because of poor margins at the Company's Brazilian subsidiary.

Selling, general and administrative expenses for the year ended December 31, 1998 were $19.9 million (14% of sales), compared to $20.4 million (17% of sales) in 1997. Operating expenses were unusually high in 1997 because of non-recurring costs associated with the Company's acquisitions in Brazil and New Zealand, the establishment of a subsidiary in Belgium, and the implementation of the Company's primary computer system.

Interest expense for the year ended December 31, 1998 was $4.0 million, up from $2.8 million in 1997. The increase resulted from higher average borrowings to finance asset growth. The Company's income tax rate was 41% in 1998, compared to 33% in 1997. The effective rate was unusually high in 1998 because the Company's losses in Brazil were not deductible against income earned outside of Brazil. The effective rate in 1997 was unusually low, primarily because of tax credits for research and development expenditures incurred prior to 1997.

Net earnings for the year ended December 31, 1998 were $5.8 million, a 4% decrease from $6.1 million earned in 1997. Net earnings per diluted share declined to $0.63 in 1998 from $0.65 in 1997.


Comparison of the Years Ended December 31, 1997 and December 31, 1996

Net sales for the year ended December 31, 1997 increased by $16.1 million, or 16%, to $119.4 million from $103.3 million in 1996. This increase was driven primarily by the inclusion of sales from the Company's newly acquired operations in Brazil and New Zealand, and by strong sales across most product lines. Latin American sales rose $2.1 million or 24%, due in part to strong demand in South American markets.

Sales to customers outside the United States represented 48% of net sales for the year ended December 31, 1997, compared to 43% for the prior year.

Gross margin for the year ended December 31, 1997 was 26%, compared to 24% in 1996. The improved margin reflects product mix changes and management's ongoing efforts to control costs through manufacturing process enhancements.

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

Lancer generated $4.4 million of cash from operating activities in 1998, up from $3.1 million in 1997. Cash from operations improved in 1998 because of slower inventory growth and a decline in accounts receivable.

Capital spending was $5.2 million in 1998. Lancer completed construction of a 32,000 square foot office addition to its primary facility in San Antonio during the first quarter of 1998. Most of the remaining capital investment was for production equipment and tooling. Lancer expects capital spending in 1999 to decline slightly from 1998 levels.

The Company funded a portion of its capital spending with bank debt. During 1998, the Company increased its revolving bank facility to $35.0 million. The bank facilities require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with, or has obtained waivers of, the financial ratios and covenants contained in the credit agreement.

Because of its anticipated growth, the Company may need additional debt and/or equity financing. The Company believes it will be successful in obtaining the financing it needs.


Inflation

Management believes inflation has not had a significant impact on its business or operations.


Seasonality

The Company's net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company's customers.


Accounting Matters

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the "Code") was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. Current tax regulations prevent the Company from maintaining the DISC and a FSC concurrently. The Company does not plan to convert from the DISC to a FSC in 1999. At the time of such a conversion, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. The Company would be able to pay such federal income taxes over a ten-year period. If the DISC had been converted on December 31, 1998, it would have resulted in a reduction of approximately $801,000 in the Company's net earnings.

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers. (See Note 12 in the Notes to Consolidated Financial Statements.)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides guidance on accounting and financial reporting for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. SFAS No. 133 requires adoption no later than January 1, 2000. The Company is currently analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective for the Company's 1999 consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of SOP 98-5 will have a material effect on the consolidated financial statements of the Company.


Year 2000

The Year 2000 ("Y2K") issue arose because some computer programs use two-digit date fields to designate a year. Some of these programs with two-digit date fields will not recognize the year 2000, or may confuse it with the year 1900. This date recognition problem could cause erroneous calculations, or could cause entire systems to malfunction.

The Company has adopted a two-phase approach to the Year 2000 threat. In the Assessment Phase, the Company generates a comprehensive inventory of the Company's date-oriented systems, and determines which are not Y2K compliant. The Renovation/Replacement Phase involves correcting or replacing non-compliant systems. The Company has completed 92% of the Assessment Phase, and plans to have finished substantially all of the Assessment Phase by March 31, 1999. The Renovation/Replacement Phase is being executed as non-compliant systems are identified. The Company expects that it will have corrected high-priority non-compliant systems by June 30, 1999, and medium-priority non-compliant systems by September 30, 1999.

In the second quarter of 1998, the Company initiated correspondence with its suppliers to determine their Y2K readiness. The Company plans to monitor the readiness of its key suppliers throughout 1999. The Company intends to determine the Y2K readiness of its key customers during 1999. The Coca-Cola Company was the Company's largest customer in 1998, accounting for 23% of sales.

The Company's primary information technology ("IT") system is a BaaN ERP system that was installed in 1996, and upgraded in 1998. The Company believes the BaaN system, and other major IT systems, are Y2K compliant. Among non-IT systems, the Company has replaced a non-compliant payroll system, and expects to have upgraded or replaced its non-compliant timekeeping system by June 30, 1999. As of December 31, 1998, the Company has committed more than half of the $200,000 it expects to spend on all of the Company's Y2K issues.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 31, 1998, all of the Company's $44,663,000 of debt outstanding was variable rate debt. The Company uses interest rate swap agreements (the "Swap Agreements") to hedge a portion of the interest rate risk associated with the Company's variable rate debt. The Company has entered into Swap Agreements with a combined notional amount of $18.0 million. Under the Swap Agreements, the Company pays fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. Based on exposures on December 31, 1998, if interest rates were to change by one percentage point, the Company's annual pretax income would be impacted by approximately $267,000.

The Company does not trade in interest rate swaps with the objective of earning financial gain on interest rate fluctuations. The Company had no additional derivative financial instruments at December 31, 1998.

In 1998, $456,000 of the Company's operating profit was earned by foreign subsidiaries with a functional currency other than the United States dollar. If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $394,000, when translated to United States dollars. This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.


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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in the Company's proxy statement for its May 27, 1999 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the directors of the Company as required in response to this item and is incorporated herein by reference. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement which is to be filed with the Commission is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:

        Name                      Age              Position with the Company

  Alfred A. Schroeder             61                 Chairman of the Board
  George F. Schroeder             58                 President, Chief Executive Officer and Director
  Michael W. Andaloro             52                 Chief Operating Officer
  David E. Green                  42                 Chief Financial Officer
  Christi A. Rohmer               34                 Controller
  Walter J. Biegler               56                 Director
  Jean M. Braley                  68                 Director
  Charles K. Clymer               62                 Director
  Michael E. Smith                57                 Director

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

Mr. Michael W. Andaloro joined Lancer in 1998 as Chief Operating Officer. Mr. Andaloro previously held various senior positions, including Vice President Operations and Group Vice President of Technical Services, during 15 years with Pioneer Flour Mills in San Antonio, Texas. Mr. Andaloro is a business resource planning specialist, having led Pioneer in a successful Class A MRP II implementation.

Mr. David E. Green joined Lancer in 1998 as Chief Financial Officer. Before coming to Lancer, Mr. Green spent 14 years with Coca-Cola Bottling Company of the Southwest, a wholly-owned subsidiary of Texas Bottling Group. Mr. Green served in senior positions including Vice President Operations and Chief Financial Officer. Before joining Coca-Cola Bottling Company of the Southwest, Mr. Green worked four years in public accounting with Deloitte Haskins & Sells.

Ms. Rohmer joined Lancer in 1995 and serves as Corporate Controller. Before joining Lancer, Ms. Rohmer worked for five years as Assistant Controller for Pioneer Flour Mills, and three years in public accounting with Ernst & Young, LLP.

Mr. Walter J. Biegler has served as a director of the Company since 1985. Mr. Biegler is a private investor. From 1991 until 1998, he was Chief Financial Officer of Periodical Management Group, Inc., a San Antonio, Texas distributor of periodicals, books and specialty items in the United States, Mexico and the Virgin Islands. Prior to November 1991, he served as the Chief Financial Officer and Senior Vice President-Finance of La Quinta Motor Inns, Inc. of San Antonio, Texas, a national hotel chain.

Ms. Jean M. Braley has served as a director of the Company since 1976. She served as Secretary of the Company from 1982 to 1985. Ms. Braley has been a private investor since 1985. She is also a partner in Lancer Properties. See "Certain Relationships and Related Transactions."

Mr. Charles K. Clymer has served as a director of the Company since 1996. Mr. Clymer retired from The Coca-Cola Company in 1993 after 31 years of service. He held managerial positions with Coca-Cola International including Manager of Chile, Director and Senior Vice President of Coca-Cola (Japan) Company Limited, and Vice President of On Premise Market Development and Customer Service for the Latin America Group.

Mr. Michael E. Smith has served as a director of the Company since 1985. Mr. Smith is presently a principal shareholder and Executive Vice President of Gosling & Sachse, an insurance brokerage firm. He has been employed by the same firm since 1968. Mr. Smith has been the Company's insurance broker since 1981.

All directors of the Company are elected annually. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. The Board of Directors of the Company currently maintains an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee are Walter J. Biegler, Jean M. Braley, Charles K. Clymer and Michael E. Smith. The Audit Committee met once in 1998. The members of the Compensation Committee are Walter J. Biegler, Charles K. Clymer and Michael E. Smith. No member of the Compensation Committee is an executive officer of the Company. The Compensation Committee met once in 1998. The members of the Stock Option Committee are Walter A. Biegler, Charles K. Clymer and Michael E. Smith. The Stock Option Committee met four times in 1998.


ITEM 11.  EXECUTIVE COMPENSATION

The  information  set  forth  under  the  caption   "Compensation   and  Certain
Transactions" in the Company's proxy statement for its May 27, 1999 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information set forth under the captions "Principal Shareholders" and "Election of Directors" in the Company's proxy statement for its May 27, 1999 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for its May 27, 1999 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

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

    (3) Exhibits:

         3.1*     Registrants  Articles  of Incorporation and amendments thereto
         3.2*     Bylaws of the Registrant
         4.1*     Specimen  Common  Stock   Certificate,  $0.01  par  value,  of
                  Registrant
        10.1*     Lancer Corporation Profit Sharing Plan
        10.2*     1992 Non-Statutory Stock Option Plan
        10.3*     1987 Incentive Stock Option Plan
        10.4*     Master  Development  Agreement,  dated  January 12,  1984, between Lancer Corporation and The Coca-Cola Company
        10.5*     Net  Lease  Agreement,  dated  July 1,  1974,  between  Lancer
                  Corporation and Lancer Properties dated as of June 3, 1977
        10.6*     Loan  Agreement,  dated   as  of  July   24,  1991,  between
                  Lancer Corporation and First Interstate Bank
        10.7*     Security Agreement, dated as  of July 24, 1991, between Lancer
                  Corporation and First Interstate Bank of Texas
        10.8*     Fourth Amendment to Loan Agreement and  Loan  Documents, dated as of July 29, 1994,  between  Lancer  Corporation and  First
                  Interstate Bank
        10.9*     Modification of Deeds of Trust,  dated as of May 15, 1993, for the  benefit of First  Interstate  Bank,  as  modified  by the
                  Second  Modification  of Deeds of Trust,  dated as of April 8,
                  1994, and the Third  Modification of Deeds of Trust,  dated as of July 29, 1994
        10.10*    Form of Guaranty  Agreement,  dated July 29, 1994, executed by each of the  subsidiaries  of Lancer  Corporation  in favor of
                  First Interstate Bank of Texas
        10.13*    Development and Manufacturing Agreement, dated April 13, 1993, between Lancer Corporation and Packaged Ice, Inc.
        10.14*    Manufacturer's  Representation  Agreement,  dated  June  1993, between Lancer Corporation and Middleby  Marshall Inc., doing business as Victory - A Middleby Company
        10.15*    Form  of  Notice  of  Grant  of Stock  Option  under the 1987
                  Incentive  Stock  Option  Plan
        10.16*    Form  of  Nonstatutory Stock Option Agreement under  the 1992
                  Non-Statutory Stock Option Plan
        10.19**   Revolving Promissory Note, dated as of July 29, 1994,  between
                  Lancer Corporation and First Interstate Bank of Texas, N.A.
        10.21+    Fifth  Amendment to Loan Agreement and Loan  Documents, dated
                  November  8,  1994,  between  Lancer  Corporation  and  First
                  Interstate Bank
        10.22+    Sixth   Amendment   to  Loan  Agreement  and  Loan  Documents,
                  dated  July  6, 1995,  between  Lancer  Corporation  and First
                  Interstate Bank
        10.23***  Seventh  Amendment  to  Loan  Agreement  and  Loan  Documents,
                  dated  August 1, 1995,  between  Lancer Corporation  and First
                  Interstate Bank
        10.24+    Eighth  Amendment to Loan Agreement and Loan Documents,  dated
                  December  29,  1995,  between  Lancer Corporation  and  First
                  Interstate Bank
        10.27++   Credit  Agreement,   dated  July  15, 1996,   between   Lancer
                  Corporation  and  The  Frost  National  Bank and The Boatmen's
                  National Bank of St. Louis
        10.28++   Term  A Note, dated July 15,1996,  between Lancer  Corporation and The Frost National Bank and The Boatmen's National Bank of
                  St. Louis
        10.29++   Term B Note, dated  July 15,1996,  between Lancer  Corporation and The Frost National Bank and The Boatmen's National Bank of
                  St. Louis
        10.30++   Revolving   Note,  dated   July  15,  1996,   between  Lancer
                  Corporation  and  The  Frost  National  Bank and The Boatmen's
                  National Bank of St. Louis
        10.31++   Acquisition   Note,   dated  July  15, 1996,  between   Lancer
                  Corporation  and  The  Frost  National Bank and The Boatmen's
                  National Bank of St. Louis
        10.32++   Stock Pledge, dated July 15, 1996, between Lancer Corporation and  The  Frost  National  Bank
        10.33++   Parent and Affiliate Guaranties, dated  July 15, 1996, between
                  Lancer Corporation or its subsidiaries  and The Frost National
                  Bank
        10.34#    Lancer Corporation Stock Incentive Plan, Effective Date March
                  1, 1996
        10.35+++  Master  Lease  Agreement   dated   September  4, 1996  between
                  Lancer Partnership, Ltd. and CCA Financial, Inc.
        10.36##   First Amendment to Credit Agreement dated May 12, 1997 between
                  Lancer  Partnership,  Ltd.  and The  Frost  National  Bank and
                  NationsBank, N.A.
        10.37##   Second  Amendment to Credit  Agreement dated December 31, 1997 between Lancer Partnership, Ltd. and The Frost National Bank and NationsBank, N.A.

        10.38### Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.
        21.1      List of Significant Subsidiaries of the Registrant
        23.1      Consent of KPMG LLP

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

## These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-K for the year ended December 31, 1997.

### This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.

(b) Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:  /s/ George F. Schroeder
George F. Schroeder                                               March 26, 1999
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                      Date
-------------------------   -------------------------  --------------------

/s/ ALFRED A. SCHROEDER      Chairman of the Board      March 26, 1999
-------------------------   -------------------------  --------------------
Alfred A. Schroeder

/s/ GEORGE F. SCHROEDER      President and Director     March 26, 1999
-------------------------   -------------------------  --------------------
George F. Schroeder        (principal executive officer)

/s/ WALTER J. BIEGLER        Director                   March 26, 1999
-------------------------   -------------------------  --------------------
Walter J. Biegler

/s/ JEAN M. BRALEY           Director                   March 26, 1999
-------------------------   -------------------------  --------------------
Jean M. Braley

/s/ CHARLES K. CLYMER        Director                   March 26, 1999
-------------------------   -------------------------  --------------------
Charles K. Clymer

/s/ MICHAEL E. SMITH         Director                   March 26, 1999
-------------------------   -------------------------  --------------------
Michael E. Smith

                       LANCER CORPORATION AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                F-3

Consolidated Statements of Income for each of the years in the three-year
period ended December 31, 1998                                              F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 1998 F-6

Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 1998                               F-7

Notes to Consolidated Financial Statements                                  F-8

Schedule for the years ended December 31, 1998, 1997 and 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP



San Antonio, Texas
March 23, 1999

                                            LANCER CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                               December 31, 1998 and 1997

                                                          ASSETS

                                                                          1998                           1997
                                                                   --------------------           --------------------

Current assets:
     Cash                                                        $           1,118,848           $          1,850,779
     Receivables:
        Trade accounts and notes                                            20,866,928                     21,892,601
        Other                                                                  565,254                      1,109,425
                                                                   --------------------           --------------------
                                                                            21,432,182                     23,002,026
        Less allowance for doubtful accounts                                  (326,000)                      (363,000)
                                                                   --------------------           --------------------
            Net receivables                                                 21,106,182                     22,639,026
                                                                   --------------------           --------------------
     Inventories                                                            46,128,697                     44,414,567
     Prepaid expenses                                                          559,472                        178,869
     Income taxes receivable                                                   211,760                              -
     Deferred tax asset                                                        117,241                        220,849
                                                                   --------------------           --------------------
            Total current assets                                            69,242,200                     69,304,090
                                                                   --------------------           --------------------

Property, plant and equipment, at cost:
     Land                                                                    1,259,938                      1,259,938
     Buildings                                                              21,769,690                     18,152,535
     Machinery and equipment                                                19,699,040                     17,732,999
     Tools and dies                                                          7,017,936                      5,520,759
     Leaseholds, office equipment and vehicles                               8,148,299                      6,714,519
     Construction in progress                                                1,200,506                      4,701,452
                                                                   --------------------           --------------------
                                                                            59,095,409                     54,082,202
     Less accumulated depreciation and amortization                        (24,596,773)                   (22,186,770)
                                                                   --------------------           --------------------
        Net property, plant and equipment                                   34,498,636                     31,895,432
                                                                   --------------------           --------------------

Long-term receivables ($370,569 and $358,890 due
     from affiliates, respectively)                                            619,800                        724,959
Long-term investments                                                        3,317,131                      3,274,390
Intangibles and other assets, at cost, less
     accumulated amortization                                                5,162,200                      5,470,117
                                                                   --------------------           --------------------

                                                                 $         112,839,967           $        110,668,988
                                                                   ====================           ====================



          See accompanying notes to consolidated financial statements.

                                         LANCER CORPORATION AND SUBSIDIARIES

                                              December 31, 1998 and 1997

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            1998                           1997
                                                                     --------------------           --------------------
Current liabilities:
  Accounts payable                                                 $           8,854,438          $          12,133,894
  Current installments of long-term debt                                       4,794,400                      4,444,400
  Line of credit with bank                                                    22,300,000                     19,000,000
  Deferred licensing and maintenance fees                                        466,327                        538,554
  Accrued expenses and other liabilities                                       5,528,425                      6,538,003
  Income taxes payable                                                                 -                        185,472
                                                                     --------------------           --------------------
    Total current liabilities                                                 41,943,590                     42,840,323

Deferred  tax liability                                                        2,938,628                      1,736,405
Long-term debt, excluding current installments                                17,568,150                     21,565,350
Deferred licensing and maintenance fees                                        2,131,624                      1,565,597
                                                                     --------------------           --------------------
    Total liabilities                                                         64,581,992                     67,707,675
                                                                     --------------------           --------------------

Commitments and contingencies                                                          -                              -

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                            -                              -

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,121,482 and 8,902,236
   issued and outstanding in 1998 and 1997, respectively                          91,215                         89,022

  Additional paid-in capital                                                  11,912,993                     11,607,504

  Accumulated other comprehensive loss -
    Cumulative translation adjustment                                         (2,581,558)                    (1,727,719)

  Retained earnings                                                           38,835,325                     32,992,506
                                                                     --------------------           --------------------

    Total shareholders' equity                                                 48,257,975                    42,961,313
                                                                     --------------------           --------------------

                                                                   $          112,839,967          $        110,668,988
                                                                     ====================           ====================


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996

                                                               1998                    1997                    1996
                                                        --------------------    --------------------    --------------------

Net sales                                             $         138,868,916    $        119,366,587    $        103,294,696

Cost of sales                                                   104,862,935              87,937,146              78,207,012
                                                        --------------------    --------------------    --------------------

    Gross profit                                                 34,005,981              31,429,441              25,087,684

Selling, general and administrative expenses                     19,910,772              20,439,019              14,512,086
                                                        --------------------    --------------------    --------------------

    Operating income                                             14,095,209              10,990,422              10,575,598
                                                        --------------------    --------------------    --------------------

Other (income) expense:
  Interest expense                                                3,971,746               2,814,744               1,587,510
  Interest and other income, net                                    202,345                (947,657)               (159,775)
                                                        --------------------    --------------------    --------------------
                                                                  4,174,091               1,867,087               1,427,735
                                                        --------------------    --------------------    --------------------

    Earnings before income taxes                                  9,921,118               9,123,335               9,147,863
                                                        --------------------    --------------------    --------------------

Income tax expense:
  Current                                                         2,772,468               2,809,302               3,373,117
  Deferred                                                        1,305,831                 227,534                  42,246
                                                        --------------------    --------------------    --------------------
                                                                  4,078,299               3,036,836               3,415,363
                                                        --------------------    --------------------    --------------------

    Net earnings                                      $           5,842,819    $          6,086,499    $          5,732,500
                                                        ====================    ====================    ====================

Common Shares and Equivalents Outstanding:
  Basic                                                           9,059,539               8,863,263               8,722,396
  Diluted                                                         9,305,796               9,337,524               9,052,345

Earnings Per Share:
  Basic                                                         $      0.64             $      0.69             $      0.66
  Diluted                                                       $      0.63             $      0.65             $      0.63



          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996

                                                                                Accumulated
                                                              Additional        and Other                             Total
                                                Common         Paid-in         Comprehensive      Retained        Shareholders'
                                                 Stock         Capital        Income (Loss)       Earnings           Equity
                                              ------------ ----------------- ----------------  ----------------  ----------------


Balance December 31, 1995                          38,722         9,852,713                -        21,173,507        31,064,942

    Comprehensive income:

      Net earnings                                      -                 -                -         5,732,500         5,732,500

      Cumulative translation adjustment                                              183,803                             183,803
                                                                                                                 ----------------
        Total comprehensive income:                     -                 -                -                 -         5,916,303
                                                                                                                 ----------------
      Exercise of 12,646 stock options                108            54,910                -                 -            55,018

      Three-for-two stock dividend                 19,379           (19,379)               -                 -                 -
                                              ------------ ----------------- ----------------  ----------------  ----------------

Balance December 31, 1996                          58,209         9,888,244          183,803        26,906,007        37,036,263

   Comprehensive income:

     Net earnings                                       -                 -                          6,086,499         6,086,499

     Cumulative translation adjustment                  -                 -       (1,911,522)                -        (1,911,522)
                                                                                                                 ----------------
         Total comprehensive income:                                                                                   4,174,977
                                                                                                                 ----------------
      Exercise of 34,387 stock options                344           193,856                -                 -           194,200

      Stock issued for acquisition
        of subsidiary                                 819         1,555,054                -                 -         1,555,873

      Three-for-two stock dividend                 29,650           (29,650)               -                 -                 -
                                              ------------ ----------------- ----------------  ----------------  ----------------
Balance December 31, 1997                          89,022        11,607,504       (1,727,719)       32,992,506        42,961,313

  Comprehensive income:

    Net earnings                                        -                 -                -         5,842,819         5,842,819

    Cumulative translation adjustment                   -                 -         (853,839)                -          (853,839)
                                                                                                                 ----------------
      Total comprehensive income:                                                                                      4,988,980
                                                                                                                 ----------------
      Acquisition and retirement of 40,608
         shares of common stock                      (406)         (591,536)               -                 -          (591,942)

      Exercise of 259,906 stock options             2,599           897,025                -                 -           899,624
                                              ------------ ----------------- ----------------  ----------------  ----------------
Balance December 31, 1998                        $ 91,215      $ 11,912,993     $ (2,581,558)     $ 38,835,325       $48,257,975
                                              ============ ================= ================  ================  ================


          See accompanying notes to consolidated financial statements.
                                      F-6

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

                                                                              1998                1997                1996
                                                                        -----------------   -----------------   -----------------

Cash flow from operating activities:
    Net earnings                                                            $  5,842,819        $  6,086,499        $  5,732,500

    Adjustments  to  reconcile  net  earnings to net
    cash (used in)  provided by operating activities:
      Depreciation and amortization                                            2,887,736           3,149,126           2,445,288
      Deferred licensing and maintenance fees                                    493,800             286,316           1,190,504
      Deferred income taxes                                                    1,321,185             511,089             (22,267)
      (Gain) loss on sale and disposal of assets                                  16,351            (203,113)            (15,485)
      (Earnings) loss on investments in affiliates                              (153,510)             12,104                   -
      Change  in  assets  and  liabilities,  net of  effects  from purchase  of subsidiary:
          Receivables                                                          1,401,293          (1,663,822)         (5,464,226)
          Prepaid expenses                                                      (380,603)             82,490             (97,161)
          Income taxes receivable                                               (211,760)                   -                   -
          Inventories                                                         (2,173,560)        (12,764,438)         (8,207,165)
          Other assets                                                          (438,737)            423,411            (390,495)
          Accounts payable                                                    (3,098,185)          4,657,659           1,589,097
          Accrued expenses                                                      (930,776)          1,477,500             473,429
          Income taxes payable                                                  (193,160)            237,346            (883,890)
          Other long-term liabilities                                                  -             820,000             120,000
                                                                        -----------------   -----------------   -----------------
             Net cash (used in) provided by operating activities               4,382,893           3,112,167          (3,529,871)
                                                                        -----------------   -----------------   -----------------

Cash flow from investing activities:
      Proceeds from sale of assets                                                 7,500             256,686              43,625
      Capital expenditures                                                    (5,216,414)         (9,922,830)         (9,056,710)
      Acquisition of subsidiary company                                                -          (3,768,375)                   -
      Proceeds (purchase) of long-term investments                               110,769            (250,000)         (2,600,000)
                                                                        -----------------   -----------------   -----------------
             Net cash used in investing activities                            (5,098,145)        (13,684,519)        (11,613,085)
                                                                        -----------------   -----------------   -----------------

Cash flow from financing activities:
      Net borrowings under line of credit agreements                           3,300,000           7,300,000           4,700,000
      Proceeds from issuance of long-term debt                                         -           7,050,000          17,950,000
      Retirement of long-term debt                                            (3,647,200)         (2,338,124)         (7,483,792)
      Net proceeds from exercise of stock options                                307,682             194,200              55,018
                                                                        -----------------   -----------------   -----------------
             Net cash (used in) provided by financing activities                 (39,518)         12,206,076          15,221,226
                                                                        -----------------   -----------------   -----------------
Effect of exchange rate changes on cash                                           22,839            (799,370)            183,803
Net increase (decrease) in cash                                                 (731,931)            834,354             262,073
Cash at beginning of year                                                      1,850,779           1,016,425             754,352
                                                                        -----------------   -----------------   -----------------
Cash at end of year                                                         $  1,118,848        $  1,850,779        $  1,016,425
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

                       LANCER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The Company designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. The consolidated financial statements include the accounts of Lancer Corporation (the "Company") and its wholly-owned subsidiaries, with intercompany balances and transactions eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products. The Company has taken these items into consideration in valuing its inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 5 to 39 years . Long-lived assets are evaluated annually for possible impairment adjustments which may be required. No such adjustments have been required.

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

Also included in long-term investments is an investment in the common stock of Packaged Ice, Inc., a company which sells ice bagger machines manufactured by the Company. Lancer owns less than 10% of the common stock of Packaged Ice, Inc. The investment is carried at cost at December 31, 1998, which approximates market value.

Net Earnings per Share

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", in 1997, and accordingly, basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options approximated 246,257, 474,261 and 329,949 shares in 1998, 1997 and 1996, respectively. Options to purchase approximately 56,500, 19,500 and 0 shares in 1998, 1997, and 1996, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

During 1997 and 1996, the Company declared three-for-two stock splits effected in the form of dividends. All references in the consolidated financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the stock splits.

                      LANCER CORPORATION AND SUBSIDIARIES

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

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates.

Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $2,207,000, $1,467,000 and $913,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of shareholders' equity. Inventories, plant and equipment and other non-monetary assets and liabilities of non-U.S. subsidiaries that operate in U.S. dollars are translated at approximate exchange rates prevailing when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at average rates of exchange prevailing during the year. For those companies that operate in U.S. dollars, gains and losses that result from translation are included in earnings.


Stock Compensation Plans

The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. In addition, the required pro forma disclosures of net income and net income per share as if the fair value method of accounting for stock based compensation had been applied under SFAS No.123 are made in the notes to the consolidated financial statements. (See note 4)

Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and currency translation adjustment and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires additional disclosures in the consolidated financial statements but it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                      LANCER CORPORATION AND SUBSIDIARIES

Segment Disclosures

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. (See Note 12)

Use of Estimates

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


2. Income Taxes


An analysis of income tax expense follows:

    1998                      Current                Deferred                 Total
--------------            ----------------        ---------------        ----------------

Federal                       $ 1,843,946            $ 1,094,950             $ 2,938,896
State                              52,262                      -                  52,262
Foreign                           876,260                210,881               1,087,141
                          ----------------        ---------------        ----------------
Total                         $ 2,772,468            $ 1,305,831             $ 4,078,299
                          ================        ===============        ================

    1997
--------------

Federal                       $ 2,366,565             $  208,454             $ 2,575,019
State                              62,370                      -                  62,370
Foreign                           380,367                 19,080                 399,447
                          ----------------        ---------------        ----------------
Total                         $ 2,809,302             $  227,534             $ 3,036,836
                          ================        ===============        ================

    1996
--------------
Federal                       $ 3,105,988             $   29,827             $ 3,135,815
State                             138,251                    609                 138,860
Foreign                           128,878                 11,810                 140,688
                          ----------------        ---------------        ----------------
Total                         $ 3,373,117             $   42,246             $ 3,415,363
                          ================        ===============        ================

                      LANCER CORPORATION AND SUBSIDIARIES

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

                                                                           1998                   1997
                                                                     ----------------       ----------------
Deferred tax assets:
    Inventories                                                            $      -              $  438,493
    Compensation and benefits                                                357,352                620,670
    Foreign net operating loss carryforward                                  765,857                171,810
    Foreign creditable minimum taxes                                         295,000                      -
    All other                                                                 61,724                173,893
                                                                     ----------------       ----------------
Total gross deferred tax assets                                            1,479,933              1,541,546
Less valuation allowance                                                    (743,350)              (136,680)
                                                                     ----------------       ----------------
    Net deferred tax assets                                                  736,583              1,404,866
                                                                     ----------------       ----------------

Deferred tax liabilities:
  Accounts receivable                                                        288,294                580,753
  Inventories                                                                184,742                      -
  Property, plant and equipment                                            2,053,094              1,527,792
  DISC income                                                              1,031,840                811,877
                                                                     ----------------       ----------------
Total deferred tax liability                                               3,557,970              2,920,422
                                                                     ----------------       ----------------
Net deferred tax liability                                               $ 2,821,387            $ 1,515,556
                                                                     ================       ================


The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of approximately $607,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits, net of valuation allowance, of these deductible differences at December 31, 1998.

The actual tax expense differs from the "expected" tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows:

                                                         1998                1997               1996
                                                    ----------------    ---------------    ----------------

Computed "expected" tax expense                         $ 3,373,180        $ 3,101,934         $ 3,110,274

Increase (decrease) in taxes resulting from:
     Effect of nondeductible foreign tax losses             451,970             89,847              40,794
     Effect of nondeductible expenses                       106,246            125,884             163,343
     Tax credits                                                  -           (355,690)                  -
     State, net of Federal benefit                           34,493             54,137              92,565
     Effect of foreign tax rates                             50,144                  -                   -
     Other, net                                              62,266             20,724               8,387
                                                     ================    ===============    ================
                                                        $ 4,078,299        $ 3,036,836         $ 3,415,363
                                                     ================    ===============    ================



In accordance with SFAS No. 109, no federal and state income taxes have been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992. On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2,357,000. Should the DISC terminate in the future, SFAS No. 109 would require federal and state income taxes be provided. Such a provision would result in a federal and state income tax charge to the financial statements, thereby increasing the Company's effective tax rate.

Actual net income taxes paid were approximately $3,165,000, $1,920,000 and $3,720,000 for 1998, 1997 and 1996, respectively.

                      LANCER CORPORATION AND SUBSIDIARIES

3. Long-term Debt and Line of Credit with Banks

                                                                             1998                  1997

                                                                      ------------------   -------------------
$25,000,000 notes payable to banks, due in quarterly
     installments plus interest based upon
     prime and LIBOR (weighted average rate
     of 7.11% at December 31, 1998) through
     July 15, 2001; secured by the pledge of
     a portion of the stock of foreign subsidiaries                   $    19,173,750       $    22,023,750

Note payable to seller of Brazil  subsidiary,  due
     in annual  installments  plus interest  based
     on  LIBOR  (weighted  average  interest  rate
     of  5.78% at December 31, 1998) through
     December 31, 2001                                                      3,188,800             3,986,000
                                                                      ------------------   -------------------
                                                                           22,362,550            26,009,750


Less current installments of long-term debt                                 4,794,400             4,444,400
                                                                      ==================   ===================
                                                                         $ 17,568,150          $ 21,565,350
                                                                      ==================   ===================



The Company also has a $35.0 million revolving credit facility (the "Revolving Facility") from two banks. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. Amounts outstanding under the revolving facility were $22.3 million at December 31, 1998 and $19.0 million at December 31, 1997. There was $4,232,000 available under the Revolving Facility on December 31, 1998. Interest accrues at a rate based upon either LIBOR or upon the Banks' prime rate. The weighted average interest rate was 7.1% as of December 31, 1998. The Revolving Facility expires July 15, 2001.

Annual maturities on long-term debt outstanding at December 31, 1998 are as follows:

                       1999                             $  4,794,400
                       2000                                3,997,200
                       2001                               13,570,950
                                                    =================
                                                        $ 22,362,550
                                                    =================



To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the "Swap Agreements") for a combined notional principal amount of $18.0 million. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Company's Swap Agreements provide that the Company pay fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institutions involved.

The Credit Facilities and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance or has obtained waivers for all of these financial ratios and covenants.

Actual interest paid was approximately $3,973,000, $2,922,000 and $1,432,000 in 1998, 1997 and 1996, respectively.

                      LANCER CORPORATION AND SUBSIDIARIES

4. Employee Benefit Plans

Common Stock Options

The Company has stock option plans under which incentive and non-qualified options may be granted. Options are granted at the market price per share at the grant date. Options generally become exercisable in 20% increments beginning on the grant date and expire five years from the grant date.

A summary of transactions for all options follows:

                                                           Stock Options          Option Price
                                                         ----------------   -------------------------

Outstanding at December 31, 1995                                 539,789     $     1.29 -       6.28
     Granted                                                     292,845           7.22 -      10.00
     Exercised                                                   (18,969)          2.37 -       7.22
                                                         ----------------   -------------------------
Outstanding at December 31, 1996                                 813,665     $     1.29 -      10.00
     Granted                                                      50,500          11.63 -      16.54
     Canceled                                                    (31,140)          7.22 -       8.58
     Exercised                                                   (34,387)          1.29 -       7.22
                                                         ----------------   -------------------------
Outstanding at December 31, 1997                                 798,638     $     1.29 -      16.54
     Granted                                                      44,000           9.63 -      13.63
     Canceled                                                    (27,869)          4.93 -       7.39
     Exercised                                                  (259,906)          2.37 -       7.39
                                                         ----------------   -------------------------
Outstanding at December 31, 1998                                 554,863     $     1.29 -    $ 16.54
                                                         ================   =========================



A summary of exercisable options follows:

                                                          Stock Options         Option Price
                                                        ----------------   -----------------------

1996                                                            515,543       $ 1.29 -   $ 10.00
                                                        ================   =======================
1997                                                            584,000       $ 1.29 -   $ 16.54
                                                        ================   =======================
1998                                                            401,912       $ 1.29 -   $ 16.54
                                                        ================   =======================



The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation has been recognized for the stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the table below:



                                                       1998                  1997                  1996
                                                  ----------------      ----------------      ----------------

Net income-as reported                                $ 5,842,819           $ 6,086,499           $ 5,732,500
Net income-pro forma                                    5,579,315             5,886,407             5,592,553
Net earnings per basic share-as reported                     0.64                  0.69                  0.66
Net earnings per basic share-pro forma                       0.62                  0.66                  0.64
Net earnings per diluted share-as reported                   0.63                  0.65                  0.63
Net earnings per diluted share-pro forma                     0.60                  0.63                  0.62
Weighted-average fair value of
  options, granted during the year                           4.28                  3.70                  2.44

                      LANCER CORPORATION AND SUBSIDIARIES

The fair value of each option granted in 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    1998                  1997                  1996
                                               ----------------      ----------------      ----------------

Expected life (years)                                        4                     4                     4
Interest rate                                             5.4%                  5.5%                  5.8%
Volatility                                               40.4%                 35.6%                 33.9%
Dividend yield                                            None                  None                  None


Self-Insured Hospitalization Plan

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents which is partially funded by payroll deductions. The Company has provided for both reported, and incurred but not reported, medical costs in the accompanying consolidated balance sheets. The Company has a maximum liability of $75,000 per employee / dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

Workers' Compensation Coverage

The Company is self-insured for all workers' compensation claims submitted by employees for on-the-job injuries. The Company has provided for both reported, and incurred but not reported, costs of workers' compensation coverage in the accompanying consolidated balance sheets. In 1998, due to continuing declines in the annual cost of claims, the Company reduced its reserve for the estimated cost of incurred claims.

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

Employee Profit Sharing Plan

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of $0.10 per each $1.00 of employee contribution up to 3 % of annual compensation. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 include Company contributions to the plan of approximately $559,000, $576,000 and $520,000, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of Lancer Pacific Pty. Ltd. Contributions during 1998 and 1997 totaled approximately $47,000 and $32,000, respectively.

5. Leases

The Company rents a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

The Company rents an integrated computer system and other technology oriented equipment under an operating lease which expires in September 2000.

                      LANCER CORPORATION AND SUBSIDIARIES

At December 31, 1998, future minimum lease payments required under all noncancelable operating leases are as follows:


                         1999                                 1,997,144
                         2000                                 1,086,720
                         2001                                    90,720
                                                        ================
             Total minimum lease payments                   $ 3,174,584
                                                        ================



Total rental expense was approximately $2,603,000 , $1,930,000 and $1,223,000 in 1998, 1997and 1996, respectively.

The Company is party to agreements to provide warehousing space and services for The Coca-Cola Company. Rental income related to the warehousing agreements totaled approximately $749,000, $385,000 and $297,000 in 1998, 1997 and 1996,
respectively.

6. Long-term Receivables

Long-term receivables are interest bearing and include approximately $371,000 and $359,000 due from officers for the years ended December 31, 1998 and 1997, respectively.

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

Cash, Trade Receivables, and Trade Payables

The carrying amounts of the Company's cash, trade receivables and trade payables approximate market value.

Notes Receivable

The carrying amount of the Company's notes receivable approximates fair market value based on the actual interest rates paid on the interest bearing notes and imputed rate used to determine the recorded value of the non-interest bearing notes.

Long-term Investments

Long-term investments are stated at approximate market value based upon the current nature of the investments.

Debt and Swap Agreements

The carrying amount of the Company's long-term debt, short-term debt, and interest rate swap agreements approximate market value as the rates are variable or are fixed at current market rates.

                      LANCER CORPORATION AND SUBSIDIARIES

8. Acquisition of Subsidiary

Through its wholly-owned subsidiary, Lancer do Brasil,Ltda. the Company completed the purchase of all of the outstanding common shares of Comercial Vila Formosa, Ltda. ("Formosa"), a Brazilian-based manufacturer and distributor of soft drink fountain and beer dispensing equipment in the first quarter of 1997. The purchase price of $6 million was financed with a $4 million note issued to the seller and $2 million in cash funded with bank debt. The excess of the purchase price over the fair value of the assets acquired of $3 million has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The acquisition was accounted for under the purchase method of accounting with the results of operations included in the consolidated financial statements from the date of acquisition.

In April 1997, the Company acquired certain assets and liabilities of Applied Beverage Systems (1990), Ltd. ("ABS"). Located in New Zealand, ABS manufactures and distributes fountain soft drink and beer dispensing systems. The purchase price of $3.3 million was financed by borrowings of $1.5 million under the Company's credit facilities and 122,832 shares of Lancer Corporation common stock based on a price of approximately $12.67 per share, adjusted for the three-for-two stock split effected July 8, 1997. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of ABS have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $476,000 has been recorded as goodwill and is being amortized over 30 years.

Assuming the acquisitions of Formosa and ABS had occurred at the beginning of 1997 and 1996, pro-forma operating results of the Company would be as follows (in thousands except for per share data):

                                                        Years Ended December 31,
                                              -----------------------------------------
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

Details of the businesses acquired in the purchase transactions are as follows (in thousands):

                                                                 1997
                                                           ----------------
Fair value of assets acquired, including goodwill                $   9,737
Liabilities assumed                                                   (427)
                                                           ================
Net assets acquired                                              $   9,310
                                                           ================

Supplemental Balance Sheet and Income Statement Information

Inventory components are as follows (dollars in thousands):

                                          1998            1997
                                      -------------   -------------
Raw materials and supplies                $ 13,107        $ 12,617
Work in process                             11,371          10,948
Finished goods                              21,651          20,850
                                      -------------   -------------
                                          $ 46,129        $ 44,415
                                      =============   =============

0
                      LANCER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses consist of the following (in thousands):

                                                        As of December 31,
                                              ------------------------------------
                                                    1998                1997
                                              ----------------    ----------------

Payroll and related expenses                        $   2,193           $   2,676
Commissions                                               165                 540
Health and workers' compensation                          336               1,298
Property taxes                                            657                 525
Interest                                                  433                 694
Other                                                   1,744                 805
                                              ================    ================
                                                    $   5,528           $   6,538
                                              ================    ================



10. Contingencies

The Company is a party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

11. Quarterly Financial Information (Unaudited)

The Company uses the gross profit method to estimate cost of goods sold on a quarterly basis, and therefore must make year-end adjustments based on ending inventory levels. Consequently, the fourth quarter margin calculation adjusts for estimates made in the prior three quarters. The fourth quarter of 1998 included a $1.3 million operating loss and inventory adjustment in the Company's Brazilian operations. The quarter also included a favorable adjustment of $820,000 from the reduction of workers' compensation and medical reserves due to favorable claims experience. The following table reflects the quarterly results for 1998 and 1997 (in thousands except for per share data):

                                                                         Three Months Ended
                                              -------------------------------------------------------------------------
1998                                               March               June             September           December
----                                                 31                 30                  30                 31
                                              --------------     ---------------     --------------     ---------------

Net sales                                         $  36,305           $  37,241          $  36,582           $  28,741
Gross profit                                          9,455               9,725              9,434               5,392
Net earnings (loss)                                   2,126               2,149              1,840               (272)

Earnings (loss) per share:
  Basic                                            $   0.24            $   0.24           $   0.20          $   (0.03)
  Diluted                                          $   0.23            $   0.23           $   0.20          $   (0.03)


                                                                         Three Months Ended
                                              -------------------------------------------------------------------------
1997                                               March               June             September           December
----                                                 31                 30                  30                 31
                                              --------------     ---------------     --------------     ---------------

Net sales                                         $  30,398           $  32,295          $  29,735           $  26,939
Gross profit                                          7,665               8,069              7,612               8,083
Net earnings                                          1,790               1,801              1,025               1,470

Earnings per share:
  Basic                                            $   0.20            $   0.20           $   0.12            $   0.17
  Diluted                                          $   0.19            $   0.19           $   0.11            $   0.16

                      LANCER CORPORATION AND SUBSIDIARIES

12.      Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company's reportable segments are based on the geographic area of the final customer as indicated by the following (dollars in thousands):

                                           Domestic     America    Pacific    Brazil      Other   Corporate      Total
                                          ------------ ---------- ---------- ---------- --------------------- -------------

Year ended December 31, 1998
   Total revenues                            $ 72,818     21,624     15,459      6,142     22,826          -    $  138,869
   Depreciation and amortization                2,317         21        245        284         21          -         2,888
   Operating income                            16,290      3,282      2,199     (1,743)     4,426     (10,359)      14,095
   Identifiable assets December 31, 1998       88,274      4,496      9,233      6,319      4,518          -       112,840
   Capital expenditures                         4,697          5         78        392         44          -         5,216

Year ended December 31, 1997
   Total revenues                              62,397     10,900     13,121      8,542     24,407          -       119,367
   Depreciation and amortization                2,702         19        229        193          6          -         3,149
   Operating income                            14,756        662      1,097        311      3,166      (9,002)      10,990
   Identifiable assets December 31, 1997       87,807      4,007      9,402      7,733      1,720          -       110,669
   Capital expenditures                         8,499        110        153      1,095         66          -         9,923

Year ended December 31, 1996
   Total revenues                              59,531      8,819      9,682          -     25,263          -       103,295
   Depreciation and amortization                2,380         12         53          -          -          -         2,445
   Operating income                            12,008      1,242        377          -      4,551      (7,602)      10,576
   Identifiable assets December 31, 1996       72,062      2,410      7,041          -        496          -        82,009
   Capital expenditures                         8,841          -        216          -          -          -         9,057





All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses. Identifiable assets are those assets identified with the operations in each geographic area.

Substantially all revenues result from the sales of products and services associated with beverage dispensing. The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (dollars in thousands):


                                                1998                1997                1996
                                        ----------------    ----------------    ----------------
Soft drink, citrus and frozen
     beverage dispensers                       $   69,446          $   60,778          $   57,266
Post mix dispensing valves                         18,702              16,694              16,802
Beer dispensing systems                             8,768               9,920               1,297
Other                                              41,953              31,975              27,930
                                          ----------------    ----------------    ----------------
Total revenue                                  $  138,869          $  119,367          $  103,295
                                          ================    ================    ================

                      LANCER CORPORATION AND SUBSIDIARIES

The following provides information regarding net sales to major customers, domestically and internationally (in thousands):

                                    1998      Percent of Net      1997       Percent of       1996        Percent of
                                                   Sales                      Net Sales                    Net Sales
                                ------------- -------------   ------------- ------------  -------------- ------------
United States:
    The Coca-Cola Company           $ 31,816         23%         $  28,961         24%        $  32,325         32%
    Other                             41,002         29             33,436         28            27,206         25
                                ------------- -------------   ------------- ------------  -------------- ------------
                                      72,818         52             62,397         52            59,531         57
                                ------------- -------------   ------------- ------------  -------------- ------------

Export:
    The Coca-Cola Company                 34          -                 42          -               159          -
    Panamerican Beverages, Inc.       14,861         11              7,212          6             2,666          3
    Other                             51,156         37             49,716         42            40,939         40
                                ------------- -------------   ------------- ------------  -------------- ------------
                                      66,051         48             56,970         48            43,764         43
                                ------------- -------------   ------------- ------------  -------------- ------------
                                    $138,869        100%         $119,367         100%        $ 103,295        100%
                                ============= =============   ============= ============  ============== ============

In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company. Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company.

                      LANCER CORPORATION AND SUBSIDIARIES

                                                        SCHEDULE II

                                                      RESERVE ACCOUNT


Description                                  Balance at         Additions       Deductions from   Balance at End
                                         Beginning of Year     Charged to           Account           of Year
                                                                 Expense
-------------------------------------    -------------------------------------------------------------------------
     Allowance for doubtful accounts:

                   December 31, 1998          $  363,000         $  61,000          $   98,000         $  326,000
                   December 31, 1997          $  185,000         $ 178,000          $        -         $  363,000
                   December 31, 1996          $   85,000         $ 106,645          $    6,645         $  185,000



--------------------------------------------------------------------------------
                                      F-20