Form 10-Q
period 1999-03-31
LANCER CORP /TX/
filed 1999-05-14
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1999             Commission file number 0-13875


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

       Title                                           Shares outstanding as of
                                                               May 7, 1999

Common stock, par value $.01 per share                          9,121,482

Part I - Financial Information

Item 1 - Financial Statements

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           March 31,            December 31,
                                                              1999                  1998
                                                        -----------------     -----------------
                                                          (Unaudited)

Current assets:
     Cash                                             $        1,686,919    $        1,118,848
     Receivables:
         Trade accounts and notes                             19,795,534            20,866,928
         Other                                                   609,216               565,254
                                                        -----------------     -----------------
                                                              20,404,750            21,432,182
         Less allowance for doubtful accounts                   (298,000)             (326,000)
                                                        -----------------     -----------------
            Net receivables                                   20,106,750            21,106,182
                                                        -----------------     -----------------
     Inventories                                              47,733,926            46,128,697
     Prepaid expenses                                            580,151               559,472
     Income taxes receivable                                           -               211,760
     Deferred tax asset                                          121,339               117,241
                                                        -----------------     -----------------
            Total current assets                              70,229,085            69,242,200
                                                        -----------------     -----------------

Property, plant and equipment, at cost:
     Land                                                      1,259,938             1,259,938
     Buildings                                                21,867,166            21,769,690
     Machinery and equipment                                  19,363,914            19,699,040
     Tools and dies                                            7,221,467             7,017,936
     Leaseholds, office equipment and vehicles                 8,187,760             8,148,299
     Assets in progress                                        1,752,686             1,200,506
                                                        -----------------     -----------------
                                                              59,652,931            59,095,409
     Less accumulated depreciation and amortization          (25,256,443)          (24,596,773)
                                                        -----------------     -----------------
         Net property, plant and equipment                    34,396,488            34,498,636
                                                        -----------------     -----------------

Long-term receivables ($371,370 and $370,569 due
     from affiliates, respectively)                              628,480               619,800
Long-term investments                                          3,933,730             3,317,131
Intangibles and other assets, at cost, less
     accumulated amortization                                  4,459,143             5,162,200
                                                        -----------------     -----------------

                                                      $      113,646,926    $      112,839,967
                                                        =================     =================

          See accompanying notes to consolidated financial statements.
                                       2


                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          March 31,                     December 31,
                                                                            1999                           1998
                                                                     -------------------            -------------------
                                                                        (Unaudited)
Current liabilities:
  Accounts payable                                                 $         13,368,606            $         8,854,438
  Current installments of long-term debt                                      3,997,200                      4,794,400
  Line of credit with bank                                                   20,000,000                     22,300,000
  Deferred licensing and maintenance fees                                       608,601                        466,327
  Accrued expenses and other liabilities                                      4,836,177                      5,528,425
  Income taxes payable                                                          577,301                              -
                                                                     -------------------            -------------------
    Total current liabilities                                                43,387,885                     41,943,590

Deferred  tax liability                                                       3,101,121                      2,938,628
Long-term debt, excluding current installments                               16,768,150                     17,568,150
Deferred licensing and maintenance fees                                       1,903,277                      2,131,624
                                                                     -------------------            -------------------

    Total liabilities                                                        65,160,433                     64,581,992
                                                                     -------------------            -------------------

Commitments and contingencies                                                         -                              -

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                           -                              -

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,121,482
   issued and outstanding                                                        91,215                         91,215

  Additional paid-in capital                                                 11,912,993                     11,912,993

  Accumulated other comprehensive loss                                       (3,805,191)                    (2,581,558)

  Retained earnings                                                          40,287,476                     38,835,325
                                                                     -------------------            -------------------

    Total shareholders' equity                                               48,486,493                     48,257,975
                                                                     -------------------            -------------------

                                                                   $        113,646,926           $        112,839,967
                                                                     ===================            ===================

          See accompanying notes to consolidated financial statements.
                                       3

                       LANCER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          Three Months Ended
                                                                    March 31,                March 31,
                                                                      1999                     1998
                                                             --------------------       -------------------

Net sales                                                           $ 36,227,944              $ 36,192,255
Cost of sales                                                         27,700,597                26,849,615
                                                             --------------------       -------------------
    Gross profit                                                       8,527,347                 9,342,640

Selling, general and
   administrative expenses                                             5,193,180                 4,997,909
                                                             --------------------       -------------------

    Operating income                                                   3,334,167                 4,344,731
                                                             --------------------       -------------------

Other (income) expense:
  Interest expense                                                       907,952                   932,033
  Other (income) expense, net                                            (81,935)                   67,341
                                                             --------------------       -------------------
                                                                         826,017                   999,374
                                                             --------------------       -------------------

    Income before income taxes                                         2,508,150                 3,345,357
                                                             --------------------       -------------------

Income tax expense:
  Current                                                                952,506                   941,496
  Deferred                                                               103,493                   278,233
                                                             --------------------       -------------------
                                                                       1,055,999                 1,219,729
                                                             --------------------       -------------------


    Net earnings                                                    $  1,452,151              $  2,125,628
                                                             ====================       ===================

Common Shares and Equivalents Outstanding:
Basic                                                                  9,121,482                 8,910,029
Diluted                                                                9,344,485                 9,252,927

Earnings Per Share:
Basic                                                                 $     0.16                $     0.24
Diluted                                                               $     0.16                $     0.23


          See accompanying notes to consolidated financial statements.
                                       4

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                    March 31,                   March 31,
                                                                                      1999                        1998
                                                                              ----------------------    ----------------------

Cash flow from operating activities:
     Net earnings                                                                     $   1,452,151             $   2,125,628
     Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities :
         Depreciation and amortization                                                      939,956                   791,135
         Deferred licensing and maintenance fees                                            (86,073)                 (273,690)
         Deferred income taxes                                                              (20,827)                   (6,227)
         Gain on sale and disposal of assets                                                 (8,904)                   13,327
         (Earnings) loss on investments in affiliates                                      (459,825)                   (7,035)
         Changes in assets and liabilities:
            Receivables                                                                     755,541                (6,905,595)
            Prepaid expenses                                                                (20,679)                  133,826
            Income taxes receivable                                                         211,760                         -
            Inventories                                                                  (1,986,132)                 (654,305)
            Other assets                                                                   (186,249)                   32,485
            Accounts payable                                                              4,591,565                 3,042,906
            Accrued expenses                                                               (444,554)                   37,141
            Income taxes payable                                                            694,658                 1,033,339
            Other long-term liabilities                                                           -                   272,233
                                                                              ----------------------    ----------------------
     Net cash provided (used) by operating activities                                     5,432,388                  (364,832)
                                                                              ----------------------    ----------------------

Cash flow from investing activities:
         Proceeds from sale of assets                                                        11,610                         -
         Acquisition of property, plant and equipment                                    (1,042,252)               (1,729,727)
         Proceeds from sale of long-term investments                                         16,226                    34,571
                                                                              ----------------------    ----------------------
     Net cash used in investing activities                                               (1,014,416)               (1,695,156)
                                                                              ----------------------    ----------------------

Cash flow from financing activities:
         Net borrowings (retirement) under line of credit agreements                     (2,300,000)                2,500,000
         Retirement of long-term debt                                                    (1,597,200)               (1,347,200)
         Proceeds from exercise of stock options                                                  -                    91,731
                                                                              ----------------------    ----------------------
Net cash provided (used) by financing activities                                         (3,897,200)                1,244,531
                                                                              ----------------------    ----------------------

Effect of exchange rate changes on cash                                                      47,299                    68,597
                                                                              ----------------------    ----------------------

Net increase (decrease) in cash                                                             568,071                  (746,860)
Cash at beginning of year                                                                 1,118,848                 1,850,779
                                                                              ----------------------    ----------------------
Cash at end of period                                                                 $   1,686,919             $   1,103,919
                                                                              ======================    ======================

          See accompanying notes to consolidated financial statements.
                                       5

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1998 Annual Report on Form 10-K.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.




2.       Inventory Components

The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on various factors including historical percentages and price increases. Year end inventory adjustments are based upon valuation of ending inventory. Inventory components are as follows (dollars in thousands):



                                             March 31,            December 31,
                                                1999                  1998
                                           ---------------       ----------------
Raw material and supplies                $         17,241       $         13,107
Work in process                                    13,365                 11,371
Finished Goods                                     17,128                 21,651
                                           ---------------       ----------------
                                         $         47,734       $         46,129
                                           ===============       ================



3.       Earnings Per Share

The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 223,003 and 342,898 shares for the three months ended March 31, 1999 and 1998, respectively.


4.       Comprehensive Income

As of January 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this statement, however, has no impact on the Company's net income.

The following are the components of comprehensive income:

                                                               Three Months Ended
                                                       March 31,                March 31,
                                                          1999                    1998
                                                   -------------------     --------------------

Net earnings                                            $   1,452,151            $   2,125,628
Foreign currency translation loss                          (1,337,633)                    (470)
Unrealized gain on investment (net of tax)                    114,000                        -
                                                   -------------------     --------------------
Comprehensive income                                     $    228,518            $   2,125,158
                                                   ===================     ====================

Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets includes foreign currency translation adjustments and unrealized gain on investment.


5.       Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company's reportable segments are based on the geographic area of the final customer as indicated by the following (dollars in thousands):

                                              Latin                           All
                                 Domestic    America    Pacific    Brazil    Other    Corporate   Total
                                ------------------------------------------------------------------------
Quarter ended March 31, 1999
Total revenues                   $23,203      3,810      3,273       345     5,597          -    $36,228
Operating income (loss)            4,844        417        303      (403)    1,038     (2,865)     3,334


Quarter ended March 31, 1998
Total revenues                   $17,772      6,442      3,639     2,189     6,150          -    $36,192
Operating income (loss)            4,076      1,382        421       109     1,197     (2,840)     4,345

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 1999 and 1998

Net sales for the quarter ended March 31, 1999 were $36.2 million, up slightly from net sales in the first quarter of 1998. Sales in the Company's North America region rose 31%, led by strong sales of frozen beverage dispensers. Latin America sales (excluding sales by the Company's Brazilian subsidiary) declined 41% from sales in the first quarter last year. Sales in Brazil fell 84% in the quarter. These sales declines reflect the poor economic conditions in Brazil and several other key markets in South and Central America.

Gross margin in the first quarter of 1999 was 23.5%, compared to 25.8% in the first quarter of 1998. Increased sales of frozen beverage dispensers contributed to the decline in gross margin. The Company earns a lower gross margin on sales of frozen beverage dispensers because the manufacturing profit on the equipment is shared with a joint venture partner. The poor financial performance of the Company's Brazilian subsidiary further reduced gross margin.

Selling, general and administrative expenses for the quarter ended March 31, 1999 were $5.2 million, up 4% from $5.0 million in the first quarter last year. The Company is managing expenses carefully in response to weak conditions in many of its markets.

Interest expense for the first quarter of 1999 was $0.9 million, down slightly from the 1998 quarter because of lower debt levels. The Company's first quarter effective tax rate increased to 42.1% in 1999 from 36.5% in 1998. The increased rate was caused primarily by the nondeductibility of losses at the Company's Brazilian subsidiary. Net earnings for the first three months of 1999 were $1.5 million, down from $2.1 million in the first quarter last year.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities. The Company is in compliance with, or has obtained waivers of, the financial covenants contained in the credit agreement that governs the Company's primary credit facilities.

Cash provided from operating activities was $5.4 million in the first quarter of 1999, compared with $0.3 million of cash used by operating activities in the 1998 quarter. Capital spending was $1.0 million, primarily for production tooling and equipment.


Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation. At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. See 1998 Form 10-K.

The Internal Revenue Service is examining the Company's U.S. income tax return for 1995. Management does not believe that any significant adjustments will be required.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. Adoption of this SOP during the three months ended March 31, 1999 has not had a material effect on the consolidated financial statements of the Company.

Year 2000

The Year 2000 ("Y2K") issue arose because some computer programs use two-digit date fields to designate a year. Some of these programs with two-digit date fields will not recognize the year 2000, or may confuse it with the year 1900. This date recognition problem could cause erroneous calculations, or could cause entire systems to malfunction.

The Company has adopted a two-phase approach to the Year 2000 threat. In the Assessment Phase, the Company generates a comprehensive inventory of the Company's date-oriented systems, and determines which are not Y2K compliant. The Renovation/Replacement Phase involves correcting or replacing non-compliant systems. The Company has completed substantially all of the Assessment Phase. The Renovation/Replacement Phase is being executed as non-compliant systems are identified. The Company expects that it will have corrected high-priority non-compliant systems by June 30, 1999 and medium-priority non-compliant systems by September 30, 1999.

In the second quarter of 1998, the Company initiated correspondence with its suppliers to determine their Y2K readiness. The Company plans to monitor the readiness of its key suppliers throughout 1999. The Company intends to determine the Y2K readiness of its key customers during 1999. The Coca-Cola Company was the Company's largest customer in 1998, accounting for 23% of sales.

The Company's primary information technology ("IT") system is a BaaN ERP system that was installed in 1996, and upgraded in 1998. The Company believes the BaaN system, and other major IT systems, are Y2K compliant. Among non-IT systems, the Company has replaced a non-compliant payroll system, and expects to have upgraded or replaced its non-compliant timekeeping system by June 30, 1999. As of March 31, 1999, the Company has committed more than half of the $200,000 it expects to spend on all of the Company's Y2K issues.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company's market risk factors since December 31, 1998.

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

LANCER CORPORATION
(Registrant)



May 14, 1999                         By:  /s/ George F. Schroeder
                                          --------------------------------------
                                          George F. Schroeder
                                          President and CEO



May 14, 1999                         By:  /s/ David E. Green
                                          --------------------------------------
                                          David E. Green
                                          Chief Financial Officer