Form 10-Q
period 1999-06-30
LANCER CORP /TX/
filed 1999-08-13
CIK 768162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For the quarter ended June 30, 1999              Commission file number 0-13875


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


                                   YES           X              NO
                                              --------                  --------


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                   Title                                Shares outstanding as of
                                                                  August 5, 1999

Common stock, par value $.01 per share                                 9,124,857

Part I - Financial Information

Item 1 - Financial Statements

                                        LANCER CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                 June 30,            December 31,
                                                                   1999                  1998
                                                             -----------------     -----------------
                                                               (Unaudited)

Current assets:
     Cash                                                  $        1,136,754    $        1,118,848
     Receivables:
        Trade accounts and notes                                   23,633,136            20,866,928
        Other                                                         745,588               565,254
                                                             -----------------     -----------------
                                                                   24,378,724            21,432,182
        Less allowance for doubtful accounts                         (299,000)             (326,000)
                                                             -----------------     -----------------
            Net receivables                                        24,079,724            21,106,182
                                                             -----------------     -----------------
     Inventories                                                   44,635,982            46,128,697
     Prepaid expenses                                                 709,812               559,472
     Income taxes receivable                                           -                    211,760
     Deferred tax asset                                               127,392               117,241
                                                             -----------------     -----------------
            Total current assets                                   70,689,664            69,242,200
                                                             -----------------     -----------------

Property, plant and equipment, at cost:
     Land                                                           1,259,938             1,259,938
     Buildings                                                     21,880,079            21,769,690
     Machinery and equipment                                       20,248,803            19,699,040
     Tools and dies                                                 7,819,602             7,017,936
     Leaseholds, office equipment and vehicles                      8,466,375             8,148,299
     Assets in progress                                             2,083,857             1,200,506
                                                             -----------------     -----------------
                                                                   61,758,654            59,095,409
     Less accumulated depreciation and amortization               (26,123,106)          (24,596,773)
                                                             -----------------     -----------------
        Net property, plant and equipment                          35,635,548            34,498,636
                                                             -----------------     -----------------

Long-term receivables ($416,457 and $370,569 due
     from affiliates, respectively)                                   755,138               619,800
Long-term investments                                               4,240,626             3,317,131
Intangibles and other assets, at cost, less
     accumulated amortization                                       5,123,914             5,162,200
                                                             -----------------     -----------------

                                                           $      116,444,890    $      112,839,967
                                                             =================     =================


          See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (continued)

                                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                              June 30,                     December 31,
                                                                1999                           1998
                                                         --------------------           --------------------
                                                             (Unaudited)
Current liabilities:
  Accounts payable                                              $  9,756,303                   $  8,854,438
  Current installments of long-term debt                           4,290,846                      4,794,400
  Line of credit with bank                                        24,100,000                     22,300,000
  Deferred licensing and maintenance fees                            619,178                        466,327
  Accrued expenses and other liabilities                           4,958,643                      5,528,425
  Income taxes payable                                               410,159                              -
                                                         --------------------           --------------------
    Total current liabilities                                     44,135,129                     41,943,590

Deferred  tax liability                                            3,198,991                      2,938,628
Long-term debt, excluding current installments                    17,009,504                     17,568,150
Deferred licensing and maintenance fees                            2,145,790                      2,131,624
                                                         --------------------           --------------------

    Total liabilities                                             66,489,414                     64,581,992
                                                         --------------------           --------------------

Commitments and contingencies                                              -                              -

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                -                              -

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,121,482
   issued and outstanding                                             91,215                         91,215

  Additional paid-in capital                                      11,912,993                     11,912,993

  Accumulated other comprehensive loss                            (3,785,887)                    (2,581,558)

  Retained earnings                                               41,737,155                     38,835,325
                                                         --------------------           --------------------

    Total shareholders' equity                                    49,955,476                     48,257,975
                                                         --------------------           --------------------

                                                               $ 116,444,890                  $ 112,839,967
                                                         ====================           ====================




          See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                Three Months Ended                          Six Months Ended
                                          June 30,              June 30,             June 30,              June 30,
                                            1999                  1998                 1999                  1998
                                      -----------------     -----------------    -----------------     -----------------

Net sales                                 $ 38,072,256          $ 37,128,197         $ 74,300,200          $ 73,320,452
Cost of sales                               30,497,559            27,515,400           58,657,980            54,381,140
                                      -----------------     -----------------    -----------------     -----------------
    Gross profit                             7,574,697             9,612,797           15,642,220            18,939,312

Selling, general and
   administrative expenses                   5,355,458             5,220,986           10,548,639            10,218,895
                                      -----------------     -----------------    -----------------     -----------------

    Operating income                         2,219,239             4,391,811            5,093,581             8,720,417
                                      -----------------     -----------------    -----------------     -----------------

Other (income) expense:
  Interest expense                             896,301             1,004,576            1,804,253             1,936,609
  Other (income) expense, net                 (994,791)                3,428           (1,536,551)               54,644
                                      -----------------     -----------------    -----------------     -----------------
                                               (98,490)            1,008,004              267,702             1,991,253
                                      -----------------     -----------------    -----------------     -----------------

    Income before income taxes               2,317,729             3,383,807            4,825,879             6,729,164
                                      -----------------     -----------------    -----------------     -----------------

Income tax expense:
  Current                                      764,180             1,006,692            1,706,483             1,948,188
  Deferred                                     103,870               227,613              217,566               505,846
                                      -----------------     -----------------    -----------------     -----------------
                                               868,050             1,234,305            1,924,049             2,454,034
                                      -----------------     -----------------    -----------------     -----------------
  Net earnings                             $ 1,449,679           $ 2,149,502          $ 2,901,830           $ 4,275,130
                                      =================     =================    =================     =================

Common shares and equivalents outstanding:
Basic                                        9,121,482             9,121,241            9,121,482             9,015,769
Diluted                                      9,283,841             9,336,111            9,313,484             9,283,229

Earnings per share:
Basic                                        $    0.16             $    0.24            $    0.32             $    0.47
Diluted                                      $    0.16             $    0.23            $    0.31             $    0.46



          See accompanying notes to consolidated financial statements.

                                        LANCER CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                           Six Months Ended
                                                                                    June 30,                  June 30,
                                                                                      1999                      1998
                                                                              ----------------------    ----------------------
Cash flow from operating activities:
     Net earnings                                                                    $    2,901,830            $    4,275,130
     Adjustments to reconcile net earnings to net cash provided (used) by operating activities :
        Depreciation and amortization                                                     1,827,776                 1,618,568
        Deferred licensing and maintenance fees                                             167,017                  (268,280)
        Deferred income taxes                                                               250,252                   659,525
        (Gain) loss on sale and disposal of assets                                           (8,414)                   23,851
        (Earnings) loss on investments in affiliates                                     (1,580,903)                   17,039
        Changes in assets and liabilities:
            Receivables                                                                  (3,094,856)               (6,398,049)
            Prepaid expenses                                                               (150,340)                 (104,655)
            Income taxes receivable                                                         205,204                    (5,176)
            Inventories                                                                   1,994,684                (5,186,269)
            Other assets                                                                   (329,108)                  (61,438)
            Accounts payable                                                                760,938                 2,255,851
            Accrued expenses                                                               (455,704)                  706,240
            Income taxes payable                                                            404,761                   663,196
            Other long-term liabilities                                                           -                    25,203
                                                                              ----------------------    ----------------------
     Net cash provided (used) by operating activities                                     2,893,137                (1,779,264)
                                                                              ----------------------    ----------------------

Cash flow from investing activities:
        Proceeds from sale of assets                                                         11,610                         -
        Acquisition of property, plant and equipment                                     (2,433,833)               (2,970,170)
        Acquisition of subsidiary company                                                (1,718,335)                        -
        Cash proceeds from long-term investments                                            759,408                    62,189
                                                                              ----------------------    ----------------------
     Net cash used in investing activities                                               (3,381,150)               (2,907,981)

Cash flow from financing activities:                                          ----------------------    ----------------------
        Net borrowings under line of credit agreements                                    1,800,000                 5,700,000
        Retirement of long-term debt, net of proceeds                                    (1,109,433)               (2,047,200)
        Proceeds from exercise of stock options                                              -                        196,912
                                                                              ----------------------    ----------------------
      Net cash provided by financing activities                                             690,567                 3,849,712
                                                                              ----------------------    ----------------------

Effect of exchange rate changes on cash                                                    (184,648)                    9,608
                                                                              ----------------------    ----------------------

Net increase (decrease) in cash                                                              17,906                  (827,925)
Cash at beginning of period                                                               1,118,848                 1,850,779
                                                                              ----------------------    ----------------------
Cash at end of period                                                                $    1,136,754            $    1,022,854
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


2.       Inventory

The cost of the inventory and its components at interim reporting dates are determined based on various factors including estimated gross profit percentages, historical percentages and price changes. Year-end inventory adjustments are based upon valuation of ending inventory. Inventory components are as follows (dollars in thousands):


                                              June 30,              December 31,
                                                1999                  1998
                                           ---------------       ---------------

Raw material and supplies                       $  15,361              $  13,107
Work in process                                    14,281                 11,371
Finished Goods                                     14,994                 21,651
                                           ---------------       ---------------
                                                $  44,636              $  46,129
                                           ===============      ================



3.       Earnings Per Share

The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 162,359 and 214,870 shares for the three months ended June 30, 1999 and 1998, and 192,002 and 267,460 shares for the six months ended June 30, 1999 and 1998, respectively.


4.       Comprehensive Income

As of January 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this statement, however, has no impact on the Company's net earnings.

                      LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following are the components of comprehensive income (dollars in thousands):

                                                          Three Months Ended                   Six Months Ended
                                                       June 30,            June 30,          June 30,          June 30,
                                                         1999               1998              1999              1998
                                                    ---------------   --------------    --------------   ---------------

Net earnings                                             $   1,450        $   2,150         $   2,902         $   4,275
Foreign currency translation gain (loss)                        31             (644)           (1,306)             (645)
Unrealized gain (loss) on investment (net of tax)              (12)               -               102                 -
                                                    ---------------   --------------    --------------   ---------------
Comprehensive income                                     $   1,469        $   1,506         $   1,698         $   3,630
                                                    ===============   ==============    ==============   ===============

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


5.       Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company's reportable segments are based on the geographic area of the final customer as indicated by the following (dollars in thousands):

                                                 Latin                                    All
                                  Domestic      America       Pacific      Brazil        Other       Corporate      Total
                                 ------------ ------------  ------------ ------------ ------------  ------------ ------------

Three months ended June 30, 1999
    Total revenues                  $ 25,477        3,177         3,319         481         5,618             -      $ 38,072
    Operating income (loss)            3,928          379           295        (149)          780       (3,014)      $  2,219

Three months ended June 30, 1998
    Total revenues                  $ 20,153        5,242         3,990       1,527         6,216             -      $ 37,128
    Operating income (loss)            4,872          458           412         (22)        1,399       (2,727)      $  4,392

Six months ended June 30, 1999
    Total revenues                  $ 48,679        6,986         6,592         825        11,218             -      $ 74,300
    Operating income (loss)            8,451          780           598        (553)        1,728       (5,910)      $  5,094

Six months ended June 30, 1998
    Total revenues                  $ 37,927       11,684         7,629       3,716        12,364            -       $ 73,320
    Operating Income                   8,931        1,840           833          87         2,596       (5,567)      $  8,720


All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

                      LANCER CORPORATION AND SUBSIDIARIES

Item 2 - Management's Discussion and Analysis of Financial Condition and Resultsof Operations

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1999 and 1998

Net sales for the quarter ended June 30, 1999 were $38.1 million, a 3% increase over sales in the second quarter of 1998. Sales in the Company's North America region rose 26%, led by strong sales of frozen beverage dispensers. Latin America sales (excluding sales by the Company's Brazilian subsidiary) declined 39% from sales in the second quarter last year. Sales in Brazil fell 69% in the quarter. These sales declines reflect the poor economic conditions in Brazil and several other key markets in South and Central America.

Gross margin in the second quarter of 1999 was 19.9%, compared to 25.9% in the second quarter last year. The decline in margin is primarily attributable to a change in the Company's sales mix, specifically higher sales of frozen beverage dispensers and lower sales of fountain equipment. The Company buys the frozen beverage dispenser from a joint venture in which the Company owns a 50% interest. The Company's share of the joint venture's earnings is presented as other income in the Company's income statement.

Selling, general and administrative expenses were $5.4 million (14.1% of net sales) in the quarter ended June 30, 1999, compared with $5.2 million (14.1% of net sales) in the same period last year. Salary expense rose in support of marketing and product development activities.

Quarterly interest expense fell to $0.9 million from $1.0 million last year because of a decline in average borrowings. Other income, net, in the quarter rose to $1.0 million from approximately zero in 1998 due to strong production of frozen beverage equipment by a joint venture half-owned by the Company. The Company's second quarter effective tax rate increased from 36.5% in 1998 to 37.5% this year because of the non-deductibility of losses at the Company's Brazilian subsidiary. Net earnings for the second quarter of 1999 were $1.4 million versus $2.1 million for the second quarter of 1998.

Comparison of the Six-Month Periods ended June 30, 1999 and 1998

Net sales for the six months ended June 30, 1999 were $74.3 million, up 1% from sales in the first half of 1998. North America sales rose 28% on strong sales of frozen beverage dispensers. Sales in the Company's Latin America region (excluding Brazil) declined 40%, while Brazilian sales fell 78%. These sales declines reflect the poor economic conditions in Brazil and certain other key markets in South and Central America.

                      LANCER CORPORATION AND SUBSIDIARIES

Gross margin for the first half of 1999 was 21.1%, compared to 25.8% for the same period of 1998. The decline in margin is primarily attributable to a change in the Company's sales mix, specifically higher sales of frozen beverage dispensers and lower sales of fountain equipment. The Company buys the frozen beverage dispenser from a joint venture in which the Company owns a 50% interest. The Company's share of the joint venture's earnings is presented as other income in the Company's income statement.

Selling, general and administrative expenses rose from $10.2 million (13.9% of net sales) in the first six months of 1998 to $10.5 million (14.2% of net sales) in the first half of 1999. Salary expense rose in support of marketing and product development activities.

Interest expense for the first six months of 1999 declined to $1.8 million from $1.9 million for the same period last year because of lower average borrowings. Other income, net, was $1.5 million in the first half of 1999, compared to other expense, net, of $0.1 million in the same period of 1998. Increased earnings from the Company's 50% interest in a joint venture that produces frozen beverage dispensers caused the improvement. Non-deductible losses incurred by the Company's Brazilian subsidiary caused the Company's effective tax rate to rise to 39.9% in the first half of 1999 from 36.5% in the first half of 1998. Net earnings were $2.9 million for the first six months of 1999, compared to $4.3 million for the same period last year.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities. During the second quarter of 1999, the Company and its Banks amended certain financial covenants contained in the credit agreement that governs the Company's primary credit facilities. The Company is in compliance with the financial covenants contained in the credit agreement.

Cash provided by operating activities was $2.9 million in the first half of 1999, compared with cash used in operating activities of $1.8 million in the first half of 1998. The Company made capital expenditures of $2.4 million, primarily for production tooling and equipment. During the second quarter of
1999, the Company acquired certain assets of Allbar Manufacturing for approximately $1.7 million. The Company financed most of the purchase with bank debt denominated in Australian dollars and the remainder with cash on hand.

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

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. Adoption of this SOP during the three months ended March 31, 1999 did not have a material effect on the consolidated financial statements of the Company.

                      LANCER CORPORATION AND SUBSIDIARIES
Year 2000

The Year 2000 ("Y2K") issue arose because some computer programs use two-digit date fields to designate a year. Some of these programs with two-digit date fields will not recognize the year 2000, or may confuse it with the year 1900. This date recognition problem could cause erroneous calculations, or could cause entire systems to malfunction.

The Company has adopted a two-phase approach to the Year 2000 threat. In the Assessment Phase, the Company generated a comprehensive inventory of the Company's date-oriented systems, and determined which were not Y2K compliant. The Renovation/Replacement Phase involves correcting or replacing non-compliant systems. The Company has completed substantially all of the Assessment Phase. The Renovation/Replacement Phase is being executed as non-compliant systems are identified. The Company believes that it has corrected high-priority non-compliant systems, and expects to have corrected medium-priority non-compliant systems by September 30, 1999.

In the second quarter of 1998, the Company initiated correspondence with its suppliers to determine their Y2K readiness. The Company plans to monitor the readiness of its key suppliers throughout 1999. The Company intends to determine the Y2K readiness of its key customers during 1999. The Coca-Cola Company was the Company's largest customer in 1998, accounting for 23% of sales.

The Company's primary information technology ("IT") system is a BaaN ERP system that was installed in 1996, and upgraded in 1998. The Company believes the BaaN system, and other major IT systems, are Y2K compliant. Among non-IT systems, the Company has replaced a non-compliant payroll system, and is in the process of replacing its non-compliant timekeeping system. The Company has spent approximately 75% of the $200,000 it expects to spend on all of the Company's Y2K issues.

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

                      LANCER CORPORATION AND SUBSIDIARIES

Item 4 - Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders of the Company held on May 27, 1999, the shareholders elected seven members of the Board of Directors of the Company to serve until the next annual meeting of the shareholders.

The vote for nominated directors was as follows:

        Nominee                             For               Authority Withheld
------------------------             ------------------       -------------------
Alfred A. Schroeder                      8,543,767                  14,588
George F. Schroeder                      8,543,767                  14,588
Walter J. Beigler                        8,543,767                  14,588
Jean M. Braley                           8,543,767                  14,588
Charles K. Clymer                        8,543,767                  14,588
Micheal E. Smith                         8,543,767                  14,588
E.T. Summers                             8,543,767                  14,588



Item 5 - Other Information

                  None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.39 Fourth Amendment to Credit Agreement dated March 15, 1999 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)



August 12, 1999                      By:  /S/ George F. Schroeder
                                          George F. Schroeder
                                          President and CEO



August 12, 1999                      By:  /S/David E. Green
                                          David E. Green
                                          Chief Financial Officer