Form 10-Q
period 1999-09-30
LANCER CORP /TX/
filed 1999-11-12
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999          COMMISSION FILE NUMBER 0-13875


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


                     YES   X         NO
                         -----          -----


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.


                   TITLE                                                 SHARES OUTSTANDING AS OF
                                                                             NOVEMBER 8, 1999

Common stock, par value $.01 per share                                          9,124,857

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           September 30,       December 31,
                                                               1999               1998
                                                           -------------      -------------
                                                           (Unaudited)

Current assets:
  Cash                                                     $     602,770      $   1,118,848
  Receivables:
    Trade accounts and notes                                  19,265,514         20,866,928
    Other                                                        594,907            565,254
                                                           -------------      -------------
                                                              19,860,421         21,432,182
    Less allowance for doubtful accounts                        (302,000)          (326,000)
                                                           -------------      -------------
      Net receivables                                         19,558,421         21,106,182
                                                           -------------      -------------

  Inventories                                                 36,563,327         46,128,697
  Prepaid expenses                                               817,205            559,472
  Income tax receivable                                        2,841,440            211,760
  Deferred tax asset                                             124,404            117,241
                                                           -------------      -------------

      Total current assets                                    60,507,567         69,242,200
                                                           -------------      -------------

Property, plant and equipment, at cost:
  Land                                                         1,259,938          1,259,938
  Buildings                                                   21,878,845         21,769,690
  Machinery and equipment                                     20,231,644         19,699,040
  Tools and dies                                               8,570,188          7,017,936
  Leaseholds, office equipment and vehicles                    8,611,352          8,148,299
  Assets in progress                                           1,533,136          1,200,506
                                                           -------------      -------------
                                                              62,085,103         59,095,409
  Less accumulated depreciation and amortization             (26,844,586)       (24,596,773)
                                                           -------------      -------------
    Net property, plant and equipment                         35,240,517         34,498,636
                                                           -------------      -------------

Long-term receivables ($641,203 and $370,569
due from affiliates, respectively)                               880,927            619,800
Long-term investments                                          3,574,626          3,317,131
Intangibles and other assets,
   at cost, less accumulated amortization                      4,156,306          5,162,200
                                                           -------------      -------------

                                                           $ 104,359,943      $ 112,839,967
                                                           =============      =============



          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         September 30,       December 31,
                                                            1999                 1998
                                                       ---------------      ---------------
                                                       (Unaudited)

Current liabilities:
  Accounts payable                                     $     6,885,911      $     8,854,438
  Current installments of long-term debt                     4,290,846            4,794,400
  Line of credit with bank                                  20,400,000           22,300,000
  Deferred licensing and maintenance fees                      619,178              466,327
  Accrued expenses and other liabilities                     5,370,730            5,528,425
                                                       ---------------      ---------------

    Total current liabilities                               37,566,665           41,943,590

Deferred tax liability                                       2,970,566            2,938,628
Long-term debt, excluding current installments              16,070,677           17,568,150
Deferred licensing and maintenance fees                      1,991,000            2,131,624
                                                       ---------------      ---------------

    Total liabilities                                       58,598,908           64,581,992
                                                       ---------------      ---------------

Commitments and contingencies                                       --                   --

Minority interest                                              599,696                   --

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued                          --                   --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,124,857
   and 9,121,482 issued and outstanding in
   1999 and 1998, respectively                                  91,248               91,215

  Additional paid-in capital                                11,932,759           11,912,993

  Accumulated other comprehensive loss                      (1,517,870)          (2,581,558)

  Retained earnings                                         34,655,202           38,835,325
                                                       ---------------      ---------------

    Total shareholders' equity                              45,161,339           48,257,975
                                                       ---------------      ---------------

                                                       $   104,359,943      $   112,839,967
                                                       ===============      ===============




          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                              Three Months Ended                    Nine Months Ended
                                        September 30,      September 30,      September 30,      September 30,
                                             1999             1998               1999                1998
                                        -------------      -------------      -------------      -------------

Net sales                               $  29,182,638      $  36,469,050      $ 103,482,838      $ 109,789,502
Cost of sales                              28,328,664         27,148,651         86,986,644         81,529,792
                                        -------------      -------------      -------------      -------------
    Gross profit                              853,974          9,320,399         16,496,194         28,259,710


Selling, general and
   administrative expenses                  5,673,057          5,175,032         16,221,695         15,393,926

Impairment of Brazilian assets              5,955,904                 --          5,955,904                 --
                                        -------------      -------------      -------------      -------------

    Operating (loss) income               (10,774,987)         4,145,367         (5,681,405)        12,865,784
                                        -------------      -------------      -------------      -------------

Other (income) expense:
  Interest expense                            857,615          1,105,812          2,661,868          3,042,420
  Earnings from joint venture                (323,938)                --         (1,851,841)           (16,125)
  Gain on sale of investment                 (895,424)                --           (895,424)                --
  Minority interest                           (66,970)                --            (66,970)                --
  Other (income) expense, net                  15,418             62,668              6,770            133,437
                                        -------------      -------------      -------------      -------------
                                             (413,299)         1,168,480           (145,597)         3,159,732
                                        -------------      -------------      -------------      -------------

    (Loss) income before income taxes     (10,361,688)         2,976,887         (5,535,808)         9,706,052
                                        -------------      -------------      -------------      -------------

Income tax (benefit) expense:
  Current                                  (3,075,309)         1,276,550         (1,368,826)         3,224,738
  Deferred                                   (204,426)          (139,347)            13,141            366,499
                                        -------------      -------------      -------------      -------------
                                           (3,279,735)         1,137,203         (1,355,685)         3,591,237
                                        -------------      -------------      -------------      -------------


    Net (loss) earnings                 $  (7,081,953)     $   1,839,684      $  (4,180,123)     $   6,114,815
                                        =============      =============      =============      =============

Common Shares and
  Equivalents Outstanding:
Basic                                       9,124,509          9,112,304          9,123,252          9,063,394
Diluted                                     9,124,509          9,368,008          9,123,252          9,318,998

(Loss) Earnings Per Share:
Basic                                   $       (0.78)     $        0.20      $       (0.46)     $        0.67
Diluted                                 $       (0.78)     $        0.20      $       (0.46)     $        0.66





          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                            September 30,      September 30,
                                                                                1999                1998
                                                                            -------------      -------------

Cash flow from operating activities:
     Net (loss) earnings                                                    $  (4,180,123)     $   6,114,815
     Adjustments to reconcile net (loss) earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                           2,904,009          2,283,546
        Deferred licensing and maintenance fees                                    12,227           (220,285)
        Deferred income taxes                                                      (7,115)           348,477
        Loss on sale and disposal of assets                                        22,064             16,351
        Gain on sale of long-term investments                                    (895,424)                --
        Minority interest                                                         (66,970)                --
        Earnings from joint venture                                            (1,851,841)           (16,125)
        Impairment of Brazilian assets                                          5,955,904                 --
        Changes in assets and liabilities:
            Receivables                                                         1,179,627         (4,099,916)
            Prepaid expenses                                                     (257,733)          (281,036)
            Income taxes receivable                                            (2,644,307)                --
            Inventories                                                         8,962,284         (5,362,118)
            Other assets                                                          532,386           (326,493)
            Accounts payable                                                   (1,896,166)         1,327,299
            Accrued expenses                                                       21,691          1,041,982
            Income taxes payable                                                       --            388,119
                                                                            -------------      -------------
     Net cash provided by operating activities                                  7,790,513          1,214,616
                                                                            -------------      -------------

Cash flow from investing activities:
        Proceeds from sale of assets                                               14,058              7,500
        Acquisition of property, plant and equipment                           (3,916,696)        (4,105,161)
        Acquisition of subsidiary company                                      (1,719,654)                --
        Cash proceeds from long-term investments and affiliates                 2,404,770            110,767
                                                                            -------------      -------------
     Net cash used in investing activities                                     (3,217,522)        (3,986,894)
                                                                            -------------      -------------

Cash flow from financing activities:
        Net (repayments) borrowings under line of credit agreements            (1,900,000)         4,300,000
        Retirement of long-term debt, net of proceeds                          (2,015,192)        (2,847,200)
        Proceeds from exercise of stock options                                    19,799            307,680
                                                                            -------------      -------------
     Net cash (used in) provided by financing activities                       (3,895,393)         1,760,480
                                                                            -------------      -------------
Effect of exchange rate changes on cash                                        (1,193,676)           (21,765)
                                                                            -------------      -------------
Net decrease in cash                                                             (516,078)        (1,033,563)
Cash at beginning of period                                                     1,118,848          1,850,779
                                                                            -------------      -------------
Cash at end of period                                                       $     602,770      $     817,216
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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year's presentation.


2.       INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):


                                        September 30,      December 31,
                                             1999              1998
                                        -------------     -------------
Finished Goods                          $      15,908     $      21,651
Work in process                                10,520            11,371
Raw material and supplies                      10,135            13,107
                                        -------------     -------------
                                        $      36,563     $      46,129
                                        =============     =============


3.       IMPAIRMENT OF BRAZILIAN ASSETS

As a result of the continuing poor business conditions in much of Latin America, the Company has substantially reduced its manufacturing operations in Brazil. Accordingly, the Company's investment in Brazil has been written-down to net realizable value. The write-down resulted in a pre-tax charge of $5,955,904 in the three months ended September 30, 1999.


4.       EARNINGS PER SHARE

The company calculates (loss) earnings per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128. Basic (loss) earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 255,704 shares for the three months ended September 30, 1998, and 255,604 shares for the nine months ended September 30, 1998. Basic and diluted earnings per share were the same for the three months ended and nine months ended September 30, 1999.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       COMPREHENSIVE INCOME

The following are the components of comprehensive (loss) income (dollars in thousands):

                                                                   Three Months Ended                    Nine Months Ended
                                                            --------------------------------      --------------------------------
                                                            September 30,      September 30,      September 30,      September 30,
                                                                1999               1998               1999               1998
                                                            -------------      -------------      -------------      -------------

Net (loss) earnings                                         $      (7,082)     $       1,840      $      (4,180)     $       6,115
Foreign currency translation gain (loss):
   Foreign currency gain (loss) arising
      during the period                                              (779)              (363)            (2,087)            (1,008)
   Less reclassification adjustment for losses
     included in net loss                                           3,263                 --              3,263                 --
                                                            -------------      -------------      -------------      -------------
       Net foreign currency translation gain (loss)                 2,484               (363)             1,176             (1,008)
Unrealized gain (loss) on investment (net of tax)                    (216)                --               (114)                --
                                                            -------------      -------------      -------------      -------------
Comprehensive (loss) income                                 $      (4,814)     $       1,477      $      (3,118)     $       5,107
                                                            =============      =============      =============      =============



Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency translation adjustments and unrealized gain on investment.

6.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company's reportable segments are based on the geographic area of the final customer as indicated by the following (dollars in thousands):


                                           North       Latin
                                          America     America      Pacific      Brazil      All Other     Corporate       Total
                                          -------     -------      -------     --------     ---------     ---------      --------

Three months ended September 30, 1999
   Total revenues                         $ 20,664       2,194        3,905          523         1,897            --      $ 29,183
   Operating income (loss)                  (1,853)       (170)         447       (6,164)           10        (3,045)      (10,775)

Three months ended September 30, 1998
   Total revenues                         $ 19,313       7,322        3,970        1,209         4,655            --      $ 36,469
   Operating income (loss)                   4,414         904          887         (335)          888        (2,613)        4,145

Nine months ended September 30, 1999
   Total revenues                         $ 69,343       9,181       10,497        1,349        13,113            --      $103,483
   Operating income (loss)                   6,597         610        1,045       (6,717)        1,739        (8,955)       (5,681)

Nine months ended September 30, 1998
   Total revenues                         $ 57,239      19,006       11,599        4,925        17,021            --      $109,790
   Operating income (loss)                  13,347       2,743        1,720         (249)        3,486        (8,181)       12,866



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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 1999 and 1998

Net sales for the quarter ended September 30, 1999 were $29.2 million, a 20% decrease from sales in the third quarter of 1998. Sales in the Company's North America region rose 7%, aided by strong sales of frozen beverage dispensers. Sales in the Latin America region (excluding Brazil) fell 70% while Brazilian sales fell 57%. In the aggregate, sales to customers outside the United States and Canada fell 50% due to reduced demand for traditional fountain equipment. Market conditions continue to be particularly challenging in Latin America and Asia.

Gross margin in the third quarter of 1999 was 2.9%, compared to 25.6% in the third quarter last year. Reduced production levels at plants in the United States and Mexico negatively impacted overhead absorption rates. Gross margin was further reduced by changes in the sales mix. Sales of frozen beverage dispensers rose during the quarter, while sales of traditional fountain equipment declined. The Company buys the frozen beverage dispenser from a joint venture in which the Company owns a 50% interest. Finally, the Company reserved approximately $0.8 million for certain types of equipment whose marketability has been impaired. The reserve increased cost of sales for the third quarter of 1999.

Selling, general and administrative expenses were $5.7 million for the third quarter of 1999, compared to $5.2 million last year. Product development costs rose, along with costs associated with the Allbar acquisition and the new Lancer Ice Link subsidiary, which was formed in the third quarter of 1999.

In the quarter ended September 30, 1999, the Company expensed $6.0 million relating to the impairment of substantially all of the Company's investment in its Brazilian subsidiary. The Company has substantially reduced its Brazilian operations in an effort to limit continued losses caused by the depressed business environment in much of Latin America.

Interest expense was $0.9 million in the third quarter of 1999, down from $1.1 million last year, reflecting lower average borrowings. In the third quarter of 1999, the Company sold its investment in Victory Refrigeration, recording a gain on the sale of $0.9 million. Also in the quarter, the Company's share of the income of its frozen beverage joint venture was $0.3 million, versus approximately zero in the third quarter of 1998. The minority interest benefit of $0.1 million stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The Company recorded a tax benefit of $3.3 million in the third quarter of 1999 because of the pre-tax loss of $10.4 million. The Company's provision for income taxes was $1.1 million in the third quarter of 1998. The net loss for the third quarter of 1999 was $7.1 million, compared to net income of $1.8 million last year.

Comparison of the Nine-Month Periods Ended September 30, 1999 and 1998

Net sales for the nine months ended September 30, 1999 were $103.5 million, down 6% from sales in the same period of 1998. North America sales rose 21% on strong sales of frozen beverage dispensers. Sales in the Company's Latin America region (excluding Brazil) declined 52%, and sales in Brazil fell 73%. Sales to customers outside the United States declined 35% during the first three quarters of 1999. Market conditions continue to be particularly challenging in Latin America and Asia.

Gross margin was 15.9% in the first nine months of 1999, compared to 25.7% in the same period last year. Reduced production levels at plants in the United States and Mexico negatively impacted overhead absorption rates. Gross margin was further reduced by changes in the sales mix. Sales of frozen beverage dispensers increased during the 1999 period, while sales of traditional fountain equipment declined. The Company buys the frozen beverage dispenser from a joint venture in which the Company owns a 50% interest. Finally, the Company reserved approximately $0.8 million for certain types of equipment whose marketability has been impaired. The reserve increased cost of sales for the first nine months of 1999.

Selling, general and administrative expenses were $16.2 million for the first three quarters of 1999, compared to $15.4 million in the same period of 1998. Product development costs rose, along with costs associated with the Allbar acquisition and the new Lancer Ice Link subsidiary, which was formed in the third quarter of 1999.

In the 1999 period, the Company expensed $6.0 million relating to the impairment of substantially all of the Company's investment in its Brazilian subsidiary. The Company has substantially reduced its Brazilian operations in an effort to limit continued losses caused by the depressed business environment in much of Latin America.

Interest expense was $2.7 million in the first three quarters of 1999, down from $3.0 million last year, reflecting lower average borrowings in 1999. During the third quarter of 1999, the Company sold its investment in Victory Refrigeration, recording a gain of $0.9 million on the sale. Also in the first nine months of 1999, the Company reported income from its frozen beverage joint venture of $1.9 million, versus approximately zero in the same period of 1998. The minority interest benefit of $0.1 million stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The Company recorded a tax benefit of $1.4 million during the nine months ended September 30, 1999 because of the pre-tax loss of $5.5 million. The Company's provision for income taxes was $3.6 million in the first three quarters of 1998. The effective rate of the tax benefit in the 1999 period was lower than the statutory rate because of nondeductible losses incurred by certain of the Company's foreign subsidiaries. The net loss for the first nine months of 1999 was $4.2 million, versus net income of $6.1 million last year.

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

Cash provided by operating activities was $7.8 million in the first nine months of 1999, compared to $1.1 million in the same period last year. The company made capital expenditures of $3.9 million, primarily for production tooling and equipment. During the second quarter of 1999, the Company acquired certain assets of Allbar Manufacturing, an Australian company, for approximately $1.7 million. The Company financed most of the purchase with bank debt denominated in Australian dollars and the remainder with cash on hand.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Year 2000

The Year 2000 ("Y2K") issue arose because some computer programs use two-digit date fields to designate a year. Some of these programs with two-digit date fields will not recognize the year 2000, or may confuse it with the year 1900. This date recognition problem could cause erroneous calculations, or could cause entire systems to malfunction.

The Company has adopted a two-phase approach to the Year 2000 threat. In the Assessment Phase, the Company generated a comprehensive inventory of the Company's date-oriented systems, and determined which were not Y2K compliant. The Renovation/Replacement Phase involves correcting or replacing non-compliant systems. The Company has completed substantially all of the Assessment Phase. The Renovation/Replacement Phase is being executed as non-compliant systems are identified. The Company believes that it has corrected substantially all of its high-priority and medium-priority non-compliant systems.

In the second quarter of 1998, the Company initiated correspondence with its suppliers to determine their Y2K readiness. The Company plans to monitor the readiness of its key suppliers throughout 1999. The Company intends to determine the Y2K readiness of its key customers during 1999. The Coca-Cola Company was the Company's largest customer in 1998, accounting for 23% of sales.

The Company's primary information technology ("IT") system is a BaaN ERP system that was installed in 1996, and upgraded in 1998. The Company believes the BaaN system, and other major IT systems, are Y2K compliant. Among non-IT systems, the Company has replaced payroll and timekeeping systems that were non-compliant. The Company has spent substantially all of the $200,000 it expects to spend on all of the Company's Y2K issues.

The Company believes there is low risk of any internal critical system not being Y2K-compliant by the end of 1999. The Company continues to assess its risk exposure attributable to external factors and suppliers. Although the Company has no reason to conclude that any specific supplier represents a risk, the most likely worst-case Y2K scenario would entail production disruption due to inability of suppliers to deliver critical parts. The Company is unable to quantify such a scenario, but it could potentially result in a material adverse impact on the results of operations, liquidity or financial position of the Company. The Company continues to monitor the Y2K readiness of key suppliers, and plans to maintain moderately higher inventories of selected items to address perceived risks to the Company's operations. These additional inventories are not expected to be material in relation to the Company's overall inventory.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risk factors since December 31, 1998.

Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27     Financial Data Schedule



         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated November 9, 1999. The report incorporated the Company's earnings release for the period ended September 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(REGISTRANT)



November 12, 1999           By: /s/ GEORGE F. SCHROEDER
                               ------------------------------------------------
                               George F. Schroeder
                               President and CEO



November 12, 1999           By: /s/ MARK L. FREITAS
                               ------------------------------------------------
                               Mark L. Freitas
                               Vice President - Controller