Form 10-K
period 1999-12-31
LANCER CORP /TX/
filed 2000-03-29
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-13875

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 10, 2000, held by non-affiliates of the registrant was approximately $22,747,170 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 10, 2000 was 9,124,857.

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

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of soft drink, citrus, and frozen beverage dispensers for the years ended December 31, 1999, 1998 and 1997, accounted for approximately 48%, 50% and 51% of total sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and carbonated water at a preset ratio. The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The Company's primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market. Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers. For the years ended December 31, 1999, 1998 and 1997, sales of valves and related accessories accounted for approximately 12%, 13%, and 14% of total net sales, respectively.

Beer Dispensing Systems

The Company manufactures and markets beer dispensing equipment and related accessories. Products include chillers, taps, fonts, dispensers and kegs. Lancer's operations in Australia, Brazil and New Zealand account for most of the Company's sales of beer related equipment. Sales of beer equipment represented 7%, 6% and 8% of total net sales in the years ended December 31, 1999, 1998 and 1997, respectively.

Other Related Products and Services

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process. Revenues from remanufacturing activities were 3%, 4%, and 4% of net sales in the years ended December 31, 1999, 1998 and 1997.

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, ice bagger machines, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems. Lancer also provides logistics services to certain of its customers. Together, these parts and services constitute 29%, 26% and 23% of the Company's total net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

PRODUCT RESEARCH AND DEVELOPMENT

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 1999, 1998 and 1997, Company-sponsored research and development expenses were $2.7 million, $2.2 million, and $1.5 million, respectively.


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


BACKLOG

The Company's manufacturing operations are driven by actual and forecasted customer demand. The Company's backlog of unfilled orders was approximately $10.1 million, $13.0 million and $8.2 million at December 31, 1999, 1998 and 1997, respectively. It is anticipated that 1999 backlog orders will be filled in 2000.


MARKETING AND CUSTOMERS

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Lancer is a preferred supplier to The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 25%, 23% and 24% of the Company's total net sales for the years ended December 31, 1999, 1998 and 1997, respectively. None of the Company's customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. Lancer does not expect any significant volume or price reductions in its business with The Coca-Cola Company. If they were to occur, however, such reductions would have a material adverse impact on the Company's financial position and its results of operations.

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


INTERNATIONAL SALES

For the years ended December 31, 1999, 1998 and 1997, the Company's sales to customers outside the United States were approximately 35%, 48% and 48% of total net sales, respectively. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia, Brazil, and Mexico, and operates warehouses in Belgium, Ecuador, New Zealand, and Russia.

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


FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

The Company organizes its business into the following geographical segments: the North America region, the Latin America region, the Brazil region, the Europe region, the Asia region, and the Pacific region. The North America region consists of the United States and Canada. The Europe region includes the Middle East and Africa. The Company's net sales and operating income (loss) for 1999, 1998 and 1997 follow (amounts in thousands):

                            North      Latin
                           America    America     Pacific    Brazil      Other
                           --------   --------   --------   --------    --------
Net sales:
1999                       $ 85,889   $ 11,225   $ 15,407   $  2,065    $ 15,254
1998                         72,372     21,624     15,459      6,142      22,826
1997                         62,397     10,900     13,121      8,542      24,407


Operating income (loss):
1999                       $  8,451   $    528   $  1,535   $ (6,819)   $  1,868
1998                         15,691      3,282      2,199     (1,743)      4,426
1997                         14,677        662      1,097        311       3,166

Additional financial information about segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements.


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

EMPLOYEES

As of December 31, 1999, the Company had 1,369 full-time employees of whom 74 were engaged in engineering and technical support, 1,106 in manufacturing, 76 in marketing and sales and 113 in general management and administrative positions. 622 employees work in the United States, primarily at the Company's facilities in San Antonio, Texas. 591 employees work at the Company's facility in Piedras Negras, Mexico, 27 are employed by the Company's Brazilian subsidiary, and a total of 98 people are employed by the Company's subsidiaries in Australia and New Zealand. Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia. None of the U.S. employees are represented by a union or are subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.


INTELLECTUAL PROPERTY

The Company presently owns 47 United States patents and numerous corresponding foreign patents. It has 24 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. The patents have a remaining life of 3 to 19 years. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

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

ITEM 2.   PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling approximately 713,000 square feet, including three buildings owned by Lancer covering approximately 410,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. In the first quarter of 1998, the Company completed construction of approximately 32,000 square feet of office space at its primary San Antonio facility. The Company owns and operates facilities located in Piedras Negras, Mexico consisting of 195,000 square feet of completed space. The Company also leases a 65,000 square foot plant in Sao Paulo, Brazil, a 39,000 square foot plant in Auckland, New Zealand, a 38,000 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Sydney, Australia; Brussels, Belgium; Quito, Ecuador; Moscow, Russia; and Monterrey, Mexico. The Company leases approximately 482,000 square feet of space throughout the world.

Total net rent expense for real estate was $1.5 million, $1.4 million and $1.4 million in 1999, 1998 and 1997, respectively. Included in total rent expense in 1998 is $89,000 for certain properties that are leased from a partnership controlled by certain shareholders. See Note 7 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for more information.


ITEM 3.   LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 1999.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is currently traded on the American Stock Exchange ("ASE") under the symbol "LAN." The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated.

Market Price For Common Stock

                                           1999                   1998
Quarter                              High        Low         High        Low
------------------------           ---------   ---------   ---------   ---------
First                              $   12.94   $    8.50   $   13.81   $    9.44

Second                                  9.00        6.88       17.25       13.50

Third                                  10.13        5.63       18.25        9.75

Fourth                                  6.00        4.00       14.00        8.88

On March 10, 2000, the closing price of the Company's common stock, as reported by the ASE, was $4.56 per share. On that date, there were 198 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a cash dividend on the common stock to date. It is a general policy of the Company to retain future earnings to support future growth.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                              Years Ended December 31,
                                           ------------------------------------------------------------------
                                             1999          1998          1997          1996          1995
                                           ----------    ----------    ----------    ----------    ----------
Operating Data:
     Net sales                             $  129,840    $  138,423    $  119,367    $  103,295    $   76,432
     Gross profit                              21,686        33,407        31,350        25,088        16,439
     Selling, general and
        administrative expenses                22,153        19,911        20,439        14,512         9,934
     Write-down of Brazilian assets             5,956          --            --            --            --
     Operating (loss) income                   (6,423)       13,496        10,911        10,576         6,505
     Interest expense                           3,464         3,899         2,815         1,588           981
     Interest and other income, net            (2,819)         (324)       (1,027)         (160)       (1,179)
     (Loss) earnings before income
        taxes                                  (7,068)        9,921         9,123         9,148         6,703
     Income tax (benefit) expense              (2,501)        4,078         3,037         3,415         2,612
     Net (loss) earnings                       (4,567)        5,843         6,086         5,733         4,091
     Net (loss) earnings per share
       Basic                               $    (0.50)   $     0.64    $     0.69    $     0.66    $     0.47
       Diluted                             $    (0.50)   $     0.63    $     0.65    $     0.63    $     0.46
     Weighted average shares outstanding
       Basic                                    9,124         9,060         8,863         8,722         8,701
       Diluted                                  9,124         9,306         9,338         9,052         8,985

                                                              Years Ended December 31,
                                           ------------------------------------------------------------------
                                             1999          1998          1997          1996          1995
                                           ----------    ----------    ----------    ----------    ----------
Balance Sheet Data:
     Total assets                          $  103,054    $  112,840    $  110,669    $   82,009    $   57,944
     Short-term debt                           22,683        27,094        23,444        13,553         8,448
     Long-term debt, less
        current installments                   13,922        17,568        21,565        15,459         5,398
     Shareholders' equity                      44,476        48,258        42,961        37,036        31,065

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

RESULTS OF OPERATIONS


Comparison of the Years Ended December 31, 1999 and December 31, 1998

Net sales for the year ended December 31, 1999 decreased by $8.6 million, or 6%, to $129.8 million from $138.4 million in 1998. Sales in the Latin America region fell $10.4 million, or 48%, because of currency devaluations and weak economic conditions throughout the region. Brazilian sales declined $4.1 million, or 66%, due largely to weak local economic conditions and the effects of a devaluation of the Brazilian currency in early 1999. Asian sales were also weak in 1999. Sales in the United States rose $13.5 million, or 18.7%. Much of the growth in the domestic market came from strong sales of frozen beverage dispensing equipment, which benefited from a large order from a single customer. Most of the order was filled in 1999, and the Company believes it likely that sales of frozen beverage equipment will decline in 2000.

Sales to customers outside the United States were 35% of net sales in 1999, and 48% of net sales in 1998.

Gross margin for the year ended December 31, 1999 was 16.7%, down from 24.1 % in 1998. Reduced production levels at plants in the United States and Mexico negatively affected overhead absorption rates during the year. Gross margin was further reduced by changes in the sales mix, particularly by higher sales of frozen beverage dispensers. The Company buys the dispensers from a joint venture of which the Company owns 50%. The Company resells the dispensers, and earns a distribution profit, which is reflected in gross margin. The Company's 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income. Finally, the Company made a provision of approximately $0.8 million in 1999 for certain types of equipment whose marketability has been impaired.

Selling, general and administrative expenses were $22.2 million in 1999, compared to $19.9 million in 1998. Product development costs rose, along with costs associated with the newly acquired Allbar operation and the new Lancer Ice Link subsidiary. The Company acquired Allbar in the second quarter of 1999, and formed Lancer Ice Link in the third quarter of 1999.

In 1999, the Company expensed $6.0 million relating to the impairment of substantially all of the Company's investment in its Brazilian subsidiary. The Company has substantially reduced its Brazilian operations in an effort to limit continued losses caused by the depressed business environment in much of Latin America.

Interest expense was $3.5 million in 1999, down from $3.9 million in the prior year, reflecting lower average borrowings. The Company reported income from its frozen beverage joint venture of $1.7 million in 1999, versus $0.2 million in 1998. Also during 1999, the Company recorded a gain of $0.9 million on the sale of its investment in Victory Refrigeration, a manufacturer of refrigerated coolers. The minority interest benefit of $0.1 million stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The Company recorded a tax benefit of $2.5 million in 1999 because of the pretax loss of $7.1 million. The provision for income taxes was $4.1 million in 1998. The effective tax rate fell in 1999 from the rate in 1998 because of nondeductible losses incurred by foreign operations in 1998, which were partially deducted in 1999. The net loss for 1999 was $4.6 million, compared to net income of $5.8 million last year.


Comparison of the Years Ended December 31, 1998 and December 31, 1997

Net sales for the year ended December 31, 1998 increased by $19.1 million, or 16%, to $138.4 million from $119.4 million in 1997. Sales in Latin America rose $10.7 million, or 98%, due largely to the Company's efforts to align itself with key bottlers in the region. Additionally, the Company added sales and technical staff in Monterrey, Mexico and in other parts of Latin America during the year. Sales in the United States rose $10.0 million, or 16%, as sales of ice cooled fountain equipment increased from 1997 levels. Sales in Brazil and Asia declined in 1998, suffering from poor economic conditions.

Sales to customers outside the United States represented 48% of net sales in both 1998 and 1997.

Gross margin for the year ended December 31, 1998 was 24.1%, down from 26.3% in the prior year. Gross margin fell in 1998 primarily because of poor margins at the Company's Brazilian subsidiary.

Selling, general and administrative expenses for the year ended December 31, 1998 were $19.9 million, compared to $20.4 million in 1997. Operating expenses were unusually high in 1997 because of non-recurring costs associated with the Company's acquisitions in Brazil and New Zealand, the establishment of a subsidiary in Belgium, and the implementation of the Company's primary computer system.

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

Lancer generated $13.1 million of net cash from operating activities in 1999, compared to $4.4 million in 1998. Cash from operations improved in 1999 primarily because of a $9.4 million reduction in inventories and a $3.0 million decline in accounts receivable during the year.

Capital spending was $5.0 million during the year. The Company's investment in production tooling and equipment accounted for most of the spending. The Company expects capital spending in 2000 to decline slightly from 1999 levels.

During the second quarter of 1999, the Company acquired certain assets of an Australian manufacturer for approximately $1.7 million. The Company financed most of the purchase with bank debt denominated in Australian dollars, and the remainder with cash on hand.

Net cash from operating activities in excess of capital spending requirements was used to reduce bank borrowings. The bank facilities require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with, or has obtained waivers of, the financial ratios and covenants contained in the credit agreement.


INFLATION

Management believes inflation has not had a significant impact on its business or operations.


SEASONALITY

The Company's net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company's customers.


ACCOUNTING MATTERS

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the "Code") was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. Current tax regulations prevent the Company from maintaining the DISC and a FSC concurrently. The Company does not plan to convert from the

DISC to a FSC in 2000. At the time of such a conversion, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. The Company would be able to pay such federal income taxes over a ten-year period. If the DISC had been converted on December 31, 1999, it would have resulted in a reduction of approximately $0.8 million in the Company's net earnings.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides guidance on accounting and financial reporting for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company anticipates having certain derivative instruments, principally interest rate swap agreements, at the time of adoption. The Company is currently analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position.

YEAR 2000

The Year 2000 ("Y2K") issue arose because some computer programs use two-digit date fields to designate a year. Some of these programs with two-digit date fields might not recognize the year 2000, or may confuse it with the year 1900. This date recognition problem could cause erroneous calculations, or could cause entire systems to malfunction.

Throughout 1998 and 1999, the Company assessed its Y2K readiness and took actions to renovate or replace non-compliant systems. Additionally, the Company communicated with third parties, particularly suppliers, to assess and reduce external risks to the Company. The Company spent approximately $0.2 million in this effort.

As of the date of the filing of this Form 10-K, the Company has not encountered any material Y2K-related problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 31, 1999, all of the Company's $36.6 million of debt outstanding was variable rate debt. The Company uses interest rate swap agreements (the "Swap Agreements") to hedge a portion of the interest rate risk associated with the Company's variable rate debt. The Company has entered into Swap Agreements with a combined notional amount of $15.0 million. Under the Swap Agreements, the Company pays fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. Based on exposures on December 31, 1999, if interest rates were to change by one percentage point, the Company's annual pretax income would be impacted by approximately $0.2 million.

The Company does not trade in interest rate swaps with the objective of earning financial gain on interest rate fluctuations. The Company had no additional derivative financial instruments at December 31, 1999.

In 1999, $5.3 million of the Company's operating loss was incurred by foreign subsidiaries with a functional currency other than the United States dollar. If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $0.8 million, when translated to United States dollars. This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Schedule" included herein for information required for Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in the Company's proxy statement for its May 18, 2000 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the directors of the Company as required in response to this item and is incorporated herein by reference. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement which is to be filed with the Commission is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:

        NAME                 AGE     POSITION WITH THE COMPANY
        ----                 ---     -------------------------
  Alfred A. Schroeder        63      Chairman of the Board
  George F. Schroeder        60      President, Chief Executive Officer and Director
  Mark L. Freitas            39      Corporate Controller
  Walter J. Biegler          58      Director
  Jean M. Braley             70      Director
  Charles K. Clymer          63      Director
  Olivia F. Kirtley          49      Director
  Michael E. Smith           58      Director
  E.T. (Toby) Summers, III   52      Director

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

Mr. Mark L. Freitas joined Lancer in 1998 and serves as Corporate Controller. Before joining Lancer, Mr. Freitas worked for three years with Bausch & Lomb, Inc., as a Senior Corporate Auditor and Cost Manager, and ten years in public accounting with various firms.

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

Ms. Olivia F. Kirtley has served as a director of the Company since 1999. She is immediate Past Chair of the American Institute of Certified Public Accountants (AICPA), the national professional organization for over 350,000 CPAs in business and industry, public practice, government and education. She is currently Vice President of Vermont American Corporation, a leading global manufacturer and marketer of power tool accessories, headquartered in Louisville, Kentucky. Ms. Kirtley has been with Vermont American over 20 years and also held the positions of Chief Financial Officer, Treasurer and Director of Tax. Ms. Kirtley has served on the Board of Directors of Res Care, Inc. since 1998.

Mr. Michael E. Smith has served as a director of the Company since 1985. Mr. Smith is presently a principal shareholder and Executive Vice President of Gosling & Sachse, an insurance brokerage firm. He has been employed by the same firm since 1968. Mr. Smith has been the Company's insurance broker since 1981.

Mr. E.T. (Toby) Summers, III has served as a director of the Company since 1999. Mr. Summers is a private investor and principal in The Harvest Group, Inc., a private equity investment firm. Mr. Summers served in a variety of leadership positions with Coca-Cola Bottling Company of the Southwest from 1973 through 1998. Most recently he held the position of President and Chief Operating Officer from 1988 through 1998 until the company's merger with Coca-Cola Enterprises. Mr. Summers also served as Chairman of the Board of Directors of Western Container Corporation, a manufacturer of plastic bottles for the beverage industry, and as a member of the Board of Governors of the National Coca-Cola Bottlers' Association from 1989-1998.

All directors of the Company are elected annually. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. During 1999, the Board of Directors of the Company maintained an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee were Walter J. Biegler, Charles K. Clymer Michael
E. Smith, and E.T. Summers, III. The Audit Committee met three times in 1999. The members of the Compensation Committee were Walter J. Biegler, Charles K. Clymer and Michael E. Smith. No member of the Compensation Committee was an executive officer of the Company. The Compensation Committee met once in 1999. The members of the Stock Option Committee were Walter A. Biegler, Charles K. Clymer and Michael E. Smith. The Stock Option Committee met four times in 1999.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation and Certain Transactions" in the Company's proxy statement for its May 18, 2000 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Principal Shareholders" and "Election of Directors" in the Company's proxy statement for its May 18, 2000 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for its May 18, 2000 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

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

        10.38### Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.

        10.39** Fourth Amendment to Credit Agreement dated March 15, 1999 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.

        21.1      List of Significant Subsidiaries of the Registrant

        23.1      Consent of KPMG LLP

        23.2      Consent of Arthur Andersen LLP

        27        Financial Data Schedule

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

** This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1999.

(b) Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:  /s/ George F. Schroeder
George F. Schroeder                                              March 24, 2000
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
--------------------------   -------------------------------     -------------------
/s/ ALFRED A. SCHROEDER      Chairman of the Board               March 24, 2000
--------------------------   -------------------------------     -------------------
Alfred A. Schroeder                                              Date

/s/ GEORGE F. SCHROEDER      President and Director              March 24, 2000
--------------------------   -------------------------------     -------------------
George F. Schroeder          (principal executive officer)       Date

/s/ WALTER J. BIEGLER        Director                            March 24, 2000
--------------------------   -------------------------------     -------------------
Walter J. Biegler                                                Date

/s/ JEAN M. BRALEY           Director                            March 24, 2000
--------------------------   -------------------------------     -------------------
Jean M. Braley                                                   Date

/s/ CHARLES K. CLYMER        Director                            March 24, 2000
--------------------------   -------------------------------     -------------------
Charles K. Clymer                                                Date

/s/ OLIVIA F. KIRTLEY        Director                            March 24, 2000
--------------------------   -------------------------------     -------------------
Olivia F. Kirtley                                                Date

/s/ MICHAEL E. SMITH         Director                            March 24, 2000
--------------------------   -------------------------------     -------------------
Michael E. Smith                                                 Date

/s/ E. T. SUMMERS, III       Director                            March 24, 2000
--------------------------   -------------------------------     -------------------
E. T. Summers, III                                               Date

                       LANCER CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

LANCER CORPORATION AND SUBSIDIARIES
  Independent Auditors' Report                                                                F-2

  Consolidated Balance Sheets as of December 31, 1999 and 1998                                F-3

  Consolidated Statements of Operations for each of the years in the three-year period
    ended December 31, 1999                                                                   F-5

  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
    for each of the years in the three-year period ended December 31, 1999                    F-6

  Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 1999                                                 F-7

  Notes to Consolidated Financial Statements                                                  F-8

  Schedule for the years ended December 31, 1999, 1998 and 1997
    II-Reserve account                                                                       F-22


LANCER FBD PARTNERSHIP, LTD.
  Report of Independent Public Accountants                                                   F-23

  Balance Sheet as of December 31, 1999                                                      F-24

  Statement of Income for the year ended December 31, 1999                                   F-26

  Statement of Partner's Capital for the year ended December 31, 1999                        F-27

  Statement of Cash Flows for the year ended December 31, 1999                               F-28

  Notes to Financial Statements                                                              F-29


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG LLP


San Antonio, Texas
February 29, 2000

                       LANCER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                    (Amounts in thousands, except share data)

                                     ASSETS



                                                        1999         1998
                                                      ----------   ----------
Current assets:
     Cash                                             $    1,227   $    1,119
     Receivables:
        Trade accounts and notes                          17,483       20,867
        Other                                                537          565
                                                      ----------   ----------
                                                          18,020       21,432
        Less allowance for doubtful accounts                (414)        (326)
                                                      ----------   ----------
            Net receivables                               17,606       21,106
                                                      ----------   ----------
     Inventories                                          36,166       46,129
     Prepaid expenses                                        465          559
     Income taxes receivable                               3,505          212
     Deferred tax asset                                      134          117
                                                      ----------   ----------
            Total current assets                          59,103       69,242
                                                      ----------   ----------

Property, plant and equipment, at cost:
     Land                                                  1,260        1,260
     Buildings                                            21,880       21,770
     Machinery and equipment                              20,531       19,699
     Tools and dies                                        9,025        7,018
     Leaseholds, office equipment and vehicles             8,941        8,148
     Assets in progress                                    1,821        1,201
                                                      ----------   ----------
                                                          63,458       59,096
     Less accumulated depreciation and amortization      (27,795)     (24,597)
                                                      ----------   ----------
        Net property, plant and equipment                 35,663       34,499
                                                      ----------   ----------

Long-term receivables ($746 and $371 due
     from officers, respectively)                          1,029          620
Long-term investments                                      3,053        3,317
Intangibles and other assets, at cost, less
     accumulated amortization                              4,206        5,162
                                                      ----------   ----------

                                                      $  103,054   $  112,840
                                                      ==========   ==========


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                           December 31, 1999 and 1998

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              1999         1998
                                                           ---------    ---------
Current liabilities:
  Accounts payable                                         $   9,119    $   8,855
  Current installments of long-term debt                       5,083        4,794
  Line of credit with bank                                    17,600       22,300
  Deferred licensing and maintenance fees                        619          466
  Accrued expenses and other liabilities                       4,091        5,528
                                                           ---------    ---------
    Total current liabilities                                 36,512       41,943

Deferred  tax liability                                        3,102        2,939
Long-term debt, excluding current installments                13,922       17,568
Deferred licensing and maintenance fees                        4,500        2,132
                                                           ---------    ---------

    Total liabilities                                         58,036       64,582
                                                           ---------    ---------

Commitments and contingencies                                   --           --

Minority interest                                                542         --

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                     --           --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,124,857 and 9,121,482
   issued and outstanding in 1999 and 1998, respectively          91           91

  Additional paid-in capital                                  11,933       11,913

  Accumulated other comprehensive loss                        (1,816)      (2,581)

  Retained earnings                                           34,268       38,835
                                                           ---------    ---------

    Total shareholders' equity                                44,476       48,258
                                                           ---------    ---------

                                                           $ 103,054    $ 112,840
                                                           =========    =========


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998 and 1997

                    (Amounts in thousands, except share data)


                                                  1999           1998           1997
                                               -----------    -----------    -----------
Net sales                                      $   129,840    $   138,423    $   119,367

Cost of sales                                      108,154        105,016         88,017
                                               -----------    -----------    -----------

    Gross profit                                    21,686         33,407         31,350

Selling, general and administrative expenses        22,153         19,911         20,439
Write-down of Brazilian assets                       5,956           --             --
                                               -----------    -----------    -----------

    Operating (loss) income                         (6,423)        13,496         10,911
                                               -----------    -----------    -----------

Other (income) expense:
  Interest expense                                   3,464          3,899          2,815
  Income from joint venture                         (1,677)          (154)           (54)
  Gain on sale of investment                          (895)          --             --
  Minority interest                                   (124)          --             --
  Interest and other income, net                      (123)          (170)          (973)
                                               -----------    -----------    -----------
                                                       645          3,575          1,788
                                               -----------    -----------    -----------

    (Loss) earnings before income taxes             (7,068)         9,921          9,123
                                               -----------    -----------    -----------

Income tax (benefit) expense:
  Current                                           (2,675)         2,772          2,809
  Deferred                                             174          1,306            228
                                               -----------    -----------    -----------
                                                    (2,501)         4,078          3,037
                                               -----------    -----------    -----------

    Net (loss) earnings                        $    (4,567)   $     5,843    $     6,086
                                               ===========    ===========    ===========

Common Shares and Equivalents Outstanding:
  Basic                                          9,123,527      9,059,539      8,863,263
  Diluted                                        9,123,527      9,305,796      9,337,524

(Loss) Earnings Per Share:
  Basic                                        $     (0.50)   $      0.64    $      0.69
  Diluted                                      $     (0.50)   $      0.63    $      0.65



          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 1999, 1998 and 1997

                    (Amounts in thousands, except share data)

                                                                         Accumulated
                                                          Additional      and Other                         Total
                                              Common       Paid-in      Comprehensive     Retained      Shareholders'
                                              Stock        Capital      Income (Loss)     Earnings          Equity
                                             --------     ----------    -------------    -----------    -------------
Balance December 31, 1996                      $   58      $   9,888      $     184        $  26,906      $  37,036

    Comprehensive income:

      Net earnings                               --             --             --              6,086          6,086

      Cumulative translation adjustment          --             --           (1,912)            --           (1,912)
                                                                                                          ---------

         Total comprehensive income:             --             --             --               --            4,174
                                                                                                          ---------

      Exercise of 34,387 stock options           --              194           --               --              194

      Stock issued for acquisition
         of subsidiary                              1          1,555           --               --            1,556

      Three-for-two stock dividend                 30            (30)          --               --             --
                                               ------      ---------      ---------        ---------      ---------
Balance December 31, 1997
                                                   89         11,607         (1,728)          32,992         42,960
    Comprehensive income:

      Net earnings                               --             --             --              5,843          5,843

      Cumulative translation adjustment          --             --             (853)            --             (853)
                                                                                                          ---------
         Total comprehensive income:                                                                          4,990
                                                                                                          ---------
      Acquisition and retirement of 40,608
         share of common stock                   --             (591)          --               --             (591)

      Exercise of 259,906 stock options             2            897           --                               899
                                               ------      ---------      ---------        ---------      ---------

Balance December 31, 1998                          91         11,913         (2,581)          38,835         48,258

    Comprehensive loss:

      Net loss                                   --             --             --             (4,567)        (4,567)

      Cumulative translation adjustment          --             --              829             --              829

      Unrealized loss on investment,
         net of tax                              --             --              (64)            --              (64)
                                                                                                          ---------

         Total comprehensive loss:                                                                           (3,802)
                                                                                                          ---------

      Exercise of 3,375 stock options            --               20           --               --               20
                                               ------      ---------      ---------        ---------      ---------
Balance December 31, 1999                      $   91      $  11,933      $  (1,816)       $  34,268      $  44,476
                                               ======      =========      =========        =========      =========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

                             (Amounts in thousands)

                                                                                1999        1998        1997
                                                                              --------    --------    --------
Cash flow from operating activities:
    Net (loss) earnings                                                       $ (4,567)   $  5,843    $  6,086

    Adjustments to reconcile net earnings to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                                              3,990       2,888       3,149
      Deferred licensing and maintenance fees                                    2,521         494         286
      Deferred income taxes                                                        174       1,321         511
      Loss (gain) on sale and disposal of assets                                    22          16        (203)
      Gain on sale of long-term investments                                       (895)       --          --
      Minority interest                                                           (124)       --          --
      Earnings from joint venture                                               (1,677)       (154)        (54)
      Impairment of Brazilian assets                                             5,956        --          --
      Change in assets and liabilities, net of effects
        from purchase of subsidiary:
          Receivables                                                            3,041       1,401      (1,663)
          Prepaid expenses                                                          95        (381)         82
          Income taxes receivable                                               (3,300)       (212)       --
          Inventories                                                            9,431      (2,174)    (12,764)
          Other assets                                                            (567)       (439)        423
          Accounts payable                                                         303      (3,098)      4,658
          Accrued expenses                                                      (1,298)       (930)      1,478
          Income taxes payable                                                     (12)       (193)        237
          Other long-term liabilities                                             --          --           820
                                                                              --------    --------    --------
             Net cash provided by operating activities                          13,093       4,382       3,046
                                                                              --------    --------    --------

Cash flow from investing activities:
      Proceeds from sale of assets                                                  16           7         257
      Acquisition of property, plant and equipment                              (4,957)     (5,216)     (9,923)
      Acquisition of subsidiary company                                         (1,719)       --        (3,768)
      Proceeds (purchase) of long-term investments and affiliates                2,738         111        (184)
                                                                              --------    --------    --------
             Net cash used in investing activities                              (3,922)     (5,098)    (13,618)
                                                                              --------    --------    --------

Cash flow from financing activities:
      Net (repayments) borrowings under line of credit agreements               (4,700)      3,300       7,300
      Proceeds from issuance of long-term debt                                   1,457        --         7,050
      Retirement of long-term debt                                              (4,827)     (3,647)     (2,338)
      Net proceeds from exercise of stock options                                   20         308         194
                                                                              --------    --------    --------
             Net cash (used in) provided by financing activities                (8,050)        (39)     12,206
                                                                              --------    --------    --------
Effect of exchange rate changes on cash                                         (1,013)         23        (799)
Net increase (decrease) in cash                                                    108        (732)        835
Cash at beginning of year                                                        1,119       1,851       1,016
                                                                              --------    --------    --------
Cash at end of year                                                           $  1,227    $  1,119    $  1,851
                                                                              ========    ========    ========

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

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. The consolidated financial statements include the accounts of Lancer Corporation (the "Company") and its majority-owned subsidiaries, with intercompany balances and transactions eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products. The Company has taken these items into consideration in valuing its inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 5 to 39 years. Long-lived assets are evaluated annually for possible impairment adjustments which may be required. See note 2 for discussion of impairment of Brazilian assets.

Maintenance, repair and purchases of small tools and dies are expensed as incurred.

Intangibles and Other Assets

Intangibles and other assets consist principally of patents and goodwill. Patents are amortized over the estimated useful lives of the respective assets using the straight-line method. Goodwill is being amortized using the straight-line method over twenty to thirty years. The Company continually evaluates the carrying value of goodwill as well as the amortization period to determine whether adjustments are required. See note 2 for discussion of impairment of Brazilian assets.

Long-term Investments

In October 1996, the Company invested $2.6 million to obtain a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems. The investment is accounted for under the equity method. The remaining 50% is owned by the developer of the technology utilized by the joint venture. The joint venture now owns the rights to that technology. (See note 3)

Also included in long-term investments is an investment in the common stock of Packaged Ice, Inc., a company which sells ice bagger machines manufactured by the Company. Lancer owns less than 10% of the common stock of Packaged Ice, Inc. The investment, accounted for as an available-for-sale security, is recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. The fair value is determined by quoted market prices.

Net Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options approximated 246,257 and 474,261 shares in 1998 and 1997, respectively. Basic and diluted earnings per share were the same for 1999. Options to purchase approximately 110,750, 56,500 and 19,500 shares in 1999, 1998, and 1997, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

                       LANCER CORPORATION AND SUBSIDIARIES

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

     (b) As produced, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.

The Company has entered into an agreement with its major customer to receive partial reimbursement for design and development. The reimbursement is offset against cost on a percentage of completion basis. In addition, the Company has agreed to provide exclusive rights for use of certain tools to its major customer. These tools are included in fixed assets and are depreciated over the life of the asset. The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement which approximates the life of the corresponding asset.

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates.

Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $2.7 million, $2.2 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Stock Compensation Plans

The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. In addition, the required pro forma disclosures of net income and net income per share as if the fair value method of accounting for stock based compensation had been applied under SFAS No.123 are made in the notes to the consolidated financial statements.
(See note 6)

                       LANCER CORPORATION AND SUBSIDIARIES

Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive (loss) income consists of net (loss) earnings, currency translation adjustment, and unrealized loss on investment and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires additional disclosures in the consolidated financial statements but it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Segment Disclosures

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. (See Note 14)

Use of Estimates

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

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides guidance on accounting and financial reporting for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company anticipates having certain derivative instruments, principally interest rate swap agreements, at the time of adoption. The Company is currently analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position.

2. IMPAIRMENT OF BRAZILIAN ASSETS

As a result of the continuing poor business conditions in much of Latin America, the Company has substantially reduced its manufacturing operations in Brazil. Accordingly, the Company's investment in Brazil has been written-down to net realizable value. The write-down resulted in a pre-tax charge of approximately $6.0 million during 1999.

                       LANCER CORPORATION AND SUBSIDIARIES

3. INVESTMENT IN JOINT VENTURE

Summarized financial data for investment in joint venture is as follows (amounts in thousands):

                                       1999         1998         1997
                                    ----------   ----------   ----------
Condensed Statement of Operations

     Net Sales                      $   22,991   $    7,512   $    6,814
     Gross profit                        5,480        1,557          995
     Net earnings                        3,826          445          245

Condensed Balance Sheet

     Current assets                 $    3,529   $    2,896
     Non-current assets                  3,497        3,586
                                    ----------   ----------
                                    $    7,026   $    6,482
                                    ==========   ==========

     Current liabilities            $    1,140   $    1,194
     Non-current liabilities                16           22
     Partners' capital                   5,870        5,266
                                    ----------   ----------
                                    $    7,026   $    6,482
                                    ==========   ==========

The Company's 50% share of net earnings, after elimination of profit in ending inventory, is included in other income.

4. INCOME TAXES

An analysis of income tax expense follows (amounts in thousands):

                                        Current        Deferred         Total
                                       ---------       ---------      ---------
1999

Federal                                $  (3,563)      $     158      $  (3,405)
State                                         24            --               24
Foreign                                      864              16            880
                                       ---------       ---------      ---------
Total                                  $  (2,675)      $     174      $  (2,501)
                                       =========       =========      =========

1998

Federal                                $   1,844       $   1,095      $   2,939
State                                         52            --               52
Foreign                                      876             211          1,087
                                       ---------       ---------      ---------
Total                                  $   2,772       $   1,306      $   4,078
                                       =========       =========      =========

1997

Federal                                $   2,367       $     209      $   2,576
State                                         62            --               62
Foreign                                      380              19            399
                                       ---------       ---------      ---------
Total                                  $   2,809       $     228      $   3,037
                                       =========       =========      =========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following (amounts in thousands):

                       LANCER CORPORATION AND SUBSIDIARIES

                                                1999         1998
                                              ----------   ----------
Deferred tax assets:
    Compensation and benefits                 $      308          264
    Foreign net operating loss carryforward         --            766
    Foreign creditable minimum taxes                 441          295
    Foreign deferred assets                          101          117
    All other                                         54          (58)
                                              ----------   ----------
Total gross deferred tax assets                      904        1,384
Less valuation allowance                            --           (743)
                                              ----------   ----------
    Net deferred tax assets                          904          641
                                              ----------   ----------

Deferred tax liabilities:
  Accounts receivable                                 85          161
  Inventories                                         35          127
  Property, plant and equipment                    2,603        2,025
  DISC income                                      1,149        1,149
                                              ----------   ----------
    Total deferred tax liability                   3,872        3,462
                                              ----------   ----------
       Net deferred tax liability             $    2,968   $    2,821
                                              ==========   ==========

The Company has elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss on its investment in the Brazilian operation, resulting in a net decrease in the total valuation allowance for the year ended December 31, 1999 of approximately $0.7 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits, net of valuation allowance, of these deductible differences at December 31, 1999.

The actual tax expense differs from the "expected" tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (amounts in thousands):

                                                       1999          1998         1997
                                                    ----------    ----------   ----------
Computed "expected" tax (benefit) expense           $   (2,403)   $    3,373   $    3,102

Increase (decrease) in taxes resulting from:
     Effect of foreign tax losses                         (256)          452           90
     Effect of nondeductible expenses                      167           106          126
     Tax credits                                          --            --           (356)
     State, net of Federal benefit                          16            35           54
     Effect of foreign tax rates                            68            50         --
     Other, net                                            (93)           62           21
                                                    ----------    ----------   ----------
                                                    $   (2,501)   $    4,078   $    3,037
                                                    ==========    ==========   ==========

In accordance with SFAS No. 109, no federal and state income taxes have been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992. On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. Should the DISC terminate in the future, SFAS No. 109 would require federal and state income taxes be provided. Such a provision would result in a federal and state income tax charge to the financial statements, thereby increasing the Company's effective tax rate.

Actual net income taxes (refunded) paid were approximately ($0.3) million, $3.2 million and $1.9 million for 1999, 1998 and 1997, respectively.

                      LANCER CORPORATION AND SUBSIDIARIES

5. LONG-TERM DEBT AND LINE OF CREDIT WITH BANKS

                                                                                      1999        1998
                                                                                    -------     -------
     (Amounts in thousands)
$25,000 notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 8.02% at December 31,
     1999) through July 15, 2001; secured by the pledge of
     a portion of the stock of foreign subsidiaries                                 $15,974     $19,173

Note payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 6.34% at
     December 31, 1999) through
     December 31, 2001                                                                2,392       3,189

Notes payable to bank, denominated in Australian dollars, due in monthly installments plus interest based on the Bank Bill Swap Reference Rate
     (weighted average interest rate of 7.81% at December 31, 1999) through
     September 3, 2002                                                                  639          --
                                                                                    -------     -------

                                                                                     19,005      22,362

Less current installments of long-term debt                                           5,083       4,794
                                                                                    -------     -------
                                                                                    $13,922     $17,568
                                                                                    =======     =======


The Company also has a $35.0 million revolving credit facility (the "Revolving Facility") from two banks. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. Amounts outstanding under the revolving facility were $17.6 million at December 31, 1999 and $22.3 million at December 31, 1998. There was $4.1 million available under the Revolving Facility on December 31, 1999. Interest accrues at a rate based upon either LIBOR or upon the Banks' prime rate. The weighted average interest rate was 8.35% as of December 31, 1999. The Revolving Facility expires July 15, 2001.

The Company has a $1.7 million credit facility with an Australian bank. Availability under the credit facility is based on the original principal balance less scheduled monthly payments. There was $1.7 million available under the credit facility at December 31, 1999.

Annual maturities on long-term debt outstanding at December 31, 1999 are as follows (amounts in thousands):

            2000             $    5,083
            2001                 13,860
            2002                     62
                             ----------
                             $   19,005
                             ==========

                      LANCER CORPORATION AND SUBSIDIARIES

To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the "Swap Agreements") for a combined notional principal amount of $15.0 million. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Company's Swap Agreements provide that the Company pay fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institutions involved.

The Credit Facilities and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance or has obtained waivers for all of these financial ratios and covenants as of December 31, 1999.

Actual interest paid was approximately $3.6 million, $4.0 million and $2.9 million in 1999, 1998 and 1997, respectively.


6. EMPLOYEE BENEFIT PLANS

Common Stock Options

The Company has stock option plans under which incentive and non-qualified options may be granted. Options are granted at the market price per share at the grant date. Options generally become exercisable in 20% increments beginning on the grant date and expire five years from the grant date.

A summary of transactions for all options follows:


                                        Stock Options       Option Price
                                        -------------    ------------------
Outstanding at December 31, 1996            813,665      $  1.29  -   10.00
     Granted                                 50,500        11.63  -   16.54
     Canceled                               (31,140)        7.22  -    8.58
     Exercised                              (34,387)        1.29  -    7.22
                                         ----------      ------------------
Outstanding at December 31, 1997            798,638      $  1.29  -   16.54
     Granted                                 44,000         9.63  -   13.63
     Canceled                               (27,869)        4.93  -    7.39
     Exercised                             (259,906)        2.37  -    7.39
                                         ----------      ------------------
Outstanding at December 31, 1998            554,863      $  1.29  -   16.54
     Granted                                 82,000         7.81  -   10.06
     Canceled                               (90,500)        7.22  -   13.83
     Exercised                               (3,375)        4.96  -    7.22
                                         ----------      ------------------
Outstanding at December 31, 1999            542,988      $  1.29  - $ 16.54
                                         ==========      ==================

                      LANCER CORPORATION AND SUBSIDIARIES

A summary of exercisable options follows:

                         Number of                   Weighted
   Range of             Exercisable                  Avg. of
    Prices                Options               Exercise Price
----------------------------------------------------------------
1997
$1.0 to 5.0               470,321                  $   1.94
$5.1 to 10.0              103,579                      7.29
$10.0 to 17.0              10,100                     14.34
================================================================

1998
$1.0 to 5.0               258,187                  $   1.33
$5.1 to 10.0              120,325                      7.49
$10.0 to 17.0              23,400                     14.23
================================================================

1999
$1.0 to 5.0               256,162                  $   1.30
$5.1 to 10.0              158,800                      7.61
$10.0 to 17.0              24,400                     14.94
================================================================


The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation has been recognized for the stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net (loss ) earnings and net (loss) earnings per share would have been adjusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):


                                                        1999            1998          1997
                                                     ----------      ---------     ---------
Net (loss) earnings-as reported                      $   (4,567)     $   5,843     $   6,086
Net (loss) earnings-pro forma                            (4,893)         5,579         5,886
Net (loss) earnings per basic share-as reported           (0.50)          0.64          0.69
Net (loss) earnings per basic share-pro forma             (0.54)          0.62          0.66
Net (loss) earnings per diluted share-as reported         (0.50)          0.63          0.65
Net (loss) earnings per diluted share-pro forma           (0.54)          0.60          0.63
Weighted-average fair value of
  options, granted during the year                         3.61           4.28          3.70

The fair value of each option granted in 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                             1999      1998      1997
                            -----     -----     -----
Expected life (years)           4         4         4
Interest rate                6.5%      5.4%      5.5%
Volatility                  42.0%     40.4%     35.6%
Dividend yield               None      None      None

                      LANCER CORPORATION AND SUBSIDIARIES

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

EMPLOYEE PROFIT SHARING PLAN

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of 50% of the first 6% of the salary contributed to the plan through salary deferral. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 include Company contributions to the plan of approximately $0.4 million, $0.6 million and $0.6 million, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of Lancer Pacific Pty. Ltd. Contributions during 1999, 1998 and 1997 totaled approximately $80,000, $47,000 and $32,000, respectively.


7. LEASES

The Company rents a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

The Company rents an integrated computer system and other technology oriented equipment under an operating lease which expires in September 2000.

At December 31, 1999, future minimum lease payments required under all noncancelable operating leases are as follows (amount in thousands):

                     2000                               2,045
                     2001                                 656
                     2002                                 535
                     2003                                 268
                     2004                                 179
                                                     --------
         Total minimum lease payments                $  3,683
                                                     ========

                      LANCER CORPORATION AND SUBSIDIARIES

Total rental expense was approximately $2.8 million, $2.6 million and $1.9 million in 1999, 1998 and 1997, respectively.

The Company is party to agreements to provide warehousing space and services for certain of its customers. Rental income related to the warehousing agreements totaled approximately $1.1 million, $0.8 million and $0.4 million in 1999, 1998 and 1997, respectively.


8. LONG-TERM RECEIVABLES

Long-term receivables are interest bearing and include approximately $0.7 million and $0.4 million due from officers as of December 31, 1999 and 1998, respectively.


9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-term Receivables

The carrying amount of the Company's notes receivable approximates fair market value based on the actual interest rates paid on the interest bearing notes.

Long-term Investments

Long-term investments, excluding investment in joint venture, are stated at approximate market value based upon the current nature of the investments.

Debt and Swap Agreements

The carrying amount of the Company's long-term debt, short-term debt, and interest rate swap agreements approximate market value as the rates are variable or are fixed at current market rates. The fair market value of interest rate swap agreements were approximately $0.2 million as of December 31, 1999.


10. ACQUISITIONS

During the second quarter of 1999, the Company acquired certain assets and liabilities of Allbar Manufacturing, an Australian company, for approximately $1.7 million. The Company funded the purchase with $1.5 million of bank borrowings denominated in Australian dollars, and with cash on hand. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Allbar have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired $0.5 million has been recorded as goodwill, and is being amortized over 20 years. The operating results of the Company would not have been significantly different had the acquisition occurred at the beginning of 1999.

During the third quarter of 1999, the Company formed Lancer Ice Link, LLC. Lancer Ice Link is a joint venture formed to develop and commercialize ice transport technology. The Company's partner contributed intellectual

                      LANCER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property rights in return for a 40% ownership interest. The Company owns the remaining 60%, and has agreed to fund certain development costs incurred by the joint venture. Lancer Ice Link's financial statements are consolidated with those of the Company. 40% of the losses of Lancer Ice Link have been recorded as income from minority interest in the Company's Consolidated Statements of Operations.

Through its wholly-owned subsidiary, Lancer do Brasil,Ltda. the Company completed the purchase of all of the outstanding common shares of Comercial Vila Formosa, Ltda. ("Formosa"), a Brazilian-based manufacturer and distributor of soft drink fountain and beer dispensing equipment in the first quarter of 1997. The purchase price of $6 million was financed with a $4 million note issued to the seller and $2 million in cash funded with bank debt. The excess of the purchase price over the fair value of the assets acquired of $3 million has been recorded as goodwill and was being amortized on a straight-line basis over 20 years. The acquisition was accounted for under the purchase method of accounting with the results of operations included in the consolidated financial statements from the date of acquisition. During 1999, the Company wrote-off the goodwill associated with the Brazilian acquisition because of the poor business conditions in Brazil.

In April 1997, the Company acquired certain assets and liabilities of Applied Beverage Systems (1990), Ltd. ("ABS"). Located in New Zealand, ABS manufactures and distributes fountain soft drink and beer dispensing systems. The purchase price of $3.3 million was financed by borrowings of $1.5 million under the Company's credit facilities and 122,832 shares of Lancer Corporation common stock based on a price of approximately $12.67 per share, adjusted for the three-for-two stock split effected July 8, 1997. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of ABS have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $0.5 million has been recorded as goodwill and is being amortized over 30 years.

Details of the businesses acquired in the purchase transactions are as follows (amounts in thousands):

                                                              1997
                                                           ----------
Fair value of assets acquired, including goodwill          $    9,737
Liabilities assumed                                              (427)
                                                           ----------
Net assets acquired                                        $    9,310
                                                           ==========


11. SUPPLEMENTAL BALANCE SHEET AND INCOME STATEMENT INFORMATION

Inventory components are as follows (amounts in thousands):

                                                             1999         1998
                                                           --------     --------
Finished goods                                             $ 14,662     $ 21,651
Work in process                                              10,828       11,371

Raw material and supplies                                     10,676       13,107

                                                           --------     --------
                                                           $ 36,166     $ 46,129
                                                           ========     ========

Accrued expenses consist of the following (amounts in thousands):

                                                               As of December 31,
                                                             ---------------------
                                                               1999         1998
                                                             --------     --------
Payroll and related expenses                                 $  1,706     $  2,193
Commissions                                                       170          165
Health and workers' compensation                                  481          336
Property taxes                                                    330          657
Interest                                                          344          433
Other                                                           1,060        1,744

                                                             --------     --------
                                                             $  4,091     $  5,528
                                                             ========     ========

                      LANCER CORPORATION AND SUBSIDIARIES

12. CONTINGENCIES

The Company is a party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the third quarter of 1999, the Company wrote-off approximately $6.0 million of its investment in Brazil as a result of continuing poor economic conditions in that country. The fourth quarter of 1999 included an unfavorable inventory adjustment of $0.8 million resulting from a physical inventory count. The fourth quarter of 1998 included a $1.3 million operating loss and inventory adjustment in the Company's Brazilian operations. The fourth quarter of 1998 also included a favorable adjustment of $0.8 million from the reduction of workers' compensation and medical reserves due to favorable claims experience. The following table reflects the quarterly results for 1999 and 1998 (in thousands except for share data):


                                                           Three Months Ended
                                        ----------------------------------------------------
1999                                       March         June       September      December
----                                        31            30            30            31
                                        ---------     ---------     ---------      ---------
Net sales                               $  36,228     $  38,072     $  29,183      $  26,357
Gross profit                                8,068         7,575           854          5,189
Net earnings (loss)                         1,451         1,449        (7,082)          (385)

Earnings (loss) per share:
  Basic                                 $    0.16     $    0.16     $   (0.78)     $   (0.04)
  Diluted                               $    0.16     $    0.16     $   (0.78)     $   (0.04)



                                                          Three Months Ended
                                        ----------------------------------------------------
1998                                      March          June       September      December
----                                       31             30           30              31
                                        ---------     ---------     ---------      ---------
Net sales                               $  36,192     $  37,128     $  36,469      $  28,634
Gross profit                                9,333         9,606         9,320          5,148
Net earnings                                2,126         2,149         1,840           (272)

Earnings per share:
  Basic                                 $    0.24     $    0.24     $    0.20      $   (0.03)
  Diluted                               $    0.23     $    0.23     $    0.20      $   (0.03)


14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer.

                      LANCER CORPORATION AND SUBSIDIARIES

                                              North       Latin                                  All
   Amounts in thousands                      America     America      Pacific      Brazil       Other      Corporate     Total
                                            ---------   ---------     -------      ------       ------     ---------    -------
Year ended December 31, 1999
   Total revenues                           $  85,889   $  11,225      15,407       2,065       15,254          --      129,840
   Depreciation and amortization                3,250         151         429         139           21          --        3,990
   Operating income (loss)                      8,451         528       1,535      (6,819)       1,868     (11,986)      (6,423)
   Identifiable assets December 31, 1999       78,766       7,742      12,128       1,297        3,121          --      103,054
   Capital expenditures                         4,819           4          55          63           16          --        4,957

Year ended December 31, 1998
   Total revenues                           $  72,372   $  21,624      15,459       6,142       22,826          --      138,423
   Depreciation and amortization                2,317          21         245         284           21          --        2,888
   Operating income (loss)                     15,691       3,282       2,199      (1,743)       4,426     (10,359)      13,496
   Identifiable assets December 31, 1998       88,274       4,496       9,233       6,319        4,518          --      112,840
   Capital expenditures                         4,697           5          78         392           44          --        5,216

Year ended December 31, 1997
   Total revenues                              62,397      10,900      13,121       8,542       24,407          --      119,367
   Depreciation and amortization                2,702          19         229         193            6          --        3,149
   Operating income (loss)                     14,677         662       1,097         311        3,166      (9,002)      10,911
   Identifiable assets December 31, 1997       87,807       4,007       9,402       7,733        1,720          --      110,669
   Capital expenditures                         8,499         110         153       1,095           66          --        9,923


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

Substantially all revenues result from the sales of products and services associated with beverage dispensing. The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (dollars in thousands):

                                                     1999         1998         1997
                                                  ----------   ----------   ----------
Soft drink, citrus and frozen
     beverage dispensers                          $   62,886   $   69,446   $   60,778
Post mix dispensing valves                            15,222       18,702       16,694
Beer dispensing systems                                9,641        8,768        9,920
Other                                                 42,091       41,507       31,975
                                                  ----------   ----------   ----------
Total revenue                                     $  129,840   $  138,423   $  119,367
                                                  ==========   ==========   ==========

                      LANCER CORPORATION AND SUBSIDIARIES

The following provides information regarding net sales to major customers, domestically and internationally (amounts in thousands):


                                                    Percent of                 Percent of                  Percent of
                                        1999        Net Sales       1998        Net Sales       1997       Net Sales
                                     ----------    ----------    ----------    ----------    ----------    ----------
United States:
    The Coca-Cola Company            $   32,394            25%   $   31,816            23%   $   28,961            24%
    Other                                51,838            40        40,556            29        33,436            28
                                     ----------    ----------    ----------    ----------    ----------    ----------
                                         84,232            65        72,372            52        62,397            52
                                     ----------    ----------    ----------    ----------    ----------    ----------

Outside of United States:
    The Coca-Cola Company                    12            --            34            --            42            --
    Panamerican Beverages, Inc.           1,818             1        14,861            11         7,212             6
    Other                                43,778            34        51,156            37        49,716            42
                                     ----------    ----------    ----------    ----------    ----------    ----------
                                         45,608            35        66,051            48        56,970            48
                                     ----------    ----------    ----------    ----------    ----------    ----------
                                     $  129,840           100%   $  138,423           100%   $  119,367           100%
                                     ==========    ==========    ==========    ==========    ==========    ==========


In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company. Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company.

                      LANCER CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                                 RESERVE ACCOUNT

                              Balance at       Additions
                             Beginning of      Charged to       Deductions        Balance at
Description                      Year           Expense        from Account        of Year
-----------------            ------------      ----------      ------------       ----------
Allowance for doubtful accounts (amounts in thousands):

     December 31, 1999           $ 326           $ 154             $ 66             $ 414
     December 31, 1998           $ 363           $  61             $ 98             $ 326
     December 31, 1997           $ 185           $ 178             $ --             $ 363

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To Lancer Frank Corporation, General Partner,
Lancer Investment Corporation, Limited Partner,
Jimmy I. Frank, Limited Partner, and
Nita T. Frank, Limited Partner,
   the Partners of Lancer FBD Partnership, Ltd.:


We have audited the accompanying balance sheet of Lancer FBD Partnership, Ltd. (the Company), as of December 31, 1999, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer FBD Partnership, Ltd., at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP



San Antonio, Texas
February 10, 2000

                          LANCER FBD PARTNERSHIP, LTD.

                                  BALANCE SHEET
                                December 31, 1999


ASSETS
------
CURRENT ASSETS:
   Cash                                                               $   667,192
   Trade accounts receivable-
     Third-party customers                                                 72,254
     Lancer Corporation                                                    43,829
   Inventories-
     Raw materials and subassemblies                                    2,055,021
     Finished goods                                                       679,444
   Other current assets                                                    11,414
                                                                      -----------

                         Total current assets                           3,529,154
                                                                      -----------


FURNITURE AND EQUIPMENT:
   Leasehold improvements                                                  60,362
   Furniture and fixtures                                                 165,231
   Equipment                                                              472,417
                                                                      -----------
                                                                          698,010
   Less- Allowance for depreciation                                      (153,028)
                                                                      -----------
                         Total furniture and equipment                    544,982
                                                                      -----------
PATENT, net                                                             2,938,479
                                                                      -----------
OTHER ASSETS                                                               13,346
                                                                      -----------

                         Total assets                                 $ 7,025,961
                                                                      ===========



    The accompanying notes are an integral part of this financial statement.

                          LANCER FBD PARTNERSHIP, LTD.

                                December 31, 1999


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
CURRENT LIABILITIES:
   Trade accounts payable-
     Third-party suppliers                                                 $   247,457
     Lancer Corporation                                                         30,446
     Gagemaker, Inc.                                                            35,919
   Accrued expenses-
     Lancer Corporation                                                        147,640
     Gagemaker, Inc.                                                             7,622
     Other accrued                                                             391,031
   Warranty reserve                                                            274,186
   Current portion of note payable                                               5,770
                                                                           -----------
                     Total current liabilities                               1,140,071
                                                                           -----------

LONG-TERM LIABILITIES:
   Note payable                                                                 15,835
                                                                           -----------

                     Total noncurrent liabilities                               15,835
                                                                           -----------

PARTNERS' CAPITAL:
   Lancer Frank Corporation, General Partner                                    54,741
   Lancer Investment Corporation, Limited Partner                            2,907,658
   Jimmy I. Frank, Limited Partner                                           1,453,828
   Nita T. Frank, Limited Partner                                            1,453,828
                                                                           -----------
                     Total partners' capital                                 5,870,055
                                                                           -----------
                     Total liabilities and partners' capital               $ 7,025,961
                                                                           ===========



    The accompanying notes are an integral part of this financial statement.

                          LANCER FBD PARTNERSHIP, LTD.
                               STATEMENT OF INCOME

                          Year ended December 31, 1999

SALES, net of discounts of $453,981                                   $ 22,991,007

COST OF GOODS SOLD                                                      17,511,299
                                                                      ------------

GROSS PROFIT                                                             5,479,708

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               906,340
                                                                      ------------

OPERATING INCOME                                                         4,573,368
                                                                      ------------

OTHER EXPENSES (INCOME):
   Research and development                                                598,184
   Interest, net                                                           (52,681)
   Amortization of patent                                                  212,412
   Other, net                                                              (10,419)
                                                                      ------------

                                        Total other expenses               747,496
                                                                      ------------

NET INCOME                                                            $  3,825,872
                                                                      ============



    The accompanying notes are an integral part of this financial statement.

                          LANCER FBD PARTNERSHIP, LTD.

                         STATEMENT OF PARTNERS' CAPITAL
                          Year ended December 31, 1999


                                         Partners'                                         Partners'
                                          Capital,                                         Capital,
                                         January 1,        Partner             Net       December 31,
                                           1999         Distributions        Income          1999
                                        -----------     -------------     -----------    ------------
GENERAL PARTNER:
   Lancer Frank Corporation             $    48,705      $   (32,223)     $    38,259     $    54,741

LIMITED PARTNERS:
   Lancer Investment Corporation          2,608,888       (1,595,037)       1,893,807       2,907,658
   Jimmy I. Frank                         1,304,444         (797,519)         946,903       1,453,828
   Nita T. Frank                          1,304,444         (797,519)         946,903       1,453,828
                                        -----------      -----------      -----------     -----------
                                        $ 5,266,481      $(3,222,298)     $ 3,825,872     $ 5,870,055
                                        ===========      ===========      ===========     ===========



    The accompanying notes are an integral part of this financial statement.

                          LANCER FBD PARTNERSHIP, LTD.

                             STATEMENT OF CASH FLOWS
                          Year ended December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  3,825,872
   Adjustments to reconcile net income to net cash used in operating activities-
     Depreciation of furniture and equipment                                                    82,004
     Amortization of patent                                                                    212,412
     Changes in operating assets and liabilities-
       Increase in accounts receivable, third-party customers                                  (72,254)
       Decrease in accounts receivable, Lancer Corporation                                     340,718
       Increase in inventory                                                                  (956,423)
       Increase in other assets                                                                 (9,279)
       Decrease in trade accounts payable, third-party suppliers                              (275,561)
       Increase in trade accounts payable, Lancer Corporation                                   23,996
       Decrease in accounts payable, Gagemaker, Inc.                                          (201,594)
       Increase in accrued expenses, Lancer Corporation                                        123,379
       Decrease in accrued expenses, Gagemaker, Inc.                                            (8,841)
       Increase in accrued expenses, other                                                      80,663
       Increase in warranty reserve                                                            203,649
                                                                                          ------------

                             Net cash provided by operating activities                       3,368,741
                                                                                          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                                        (197,644)
   Payments on note payable                                                                     (5,180)
                                                                                          ------------

                             Net cash used in investing activities                            (202,824)
                                                                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partner distributions                                                                    (3,222,298)
                                                                                          ------------

                             Net cash used in financing activities                          (3,222,298)
                                                                                          ------------

DECREASE IN CASH                                                                               (56,381)

CASH, beginning of year                                                                        723,573
                                                                                          ------------

CASH, end of year                                                                         $    667,192
                                                                                          ============

INTEREST PAID                                                                             $      2,647
                                                                                          ============



    The accompanying notes are an integral part of this financial statement.

                          LANCER FBD PARTNERSHIP, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


1. ORGANIZATION:


Lancer FBD Partnership, Ltd. (the Company), a Texas limited partnership, was formed on October 7, 1996, and is engaged in the production and sale of frozen beverage dispensers and related products. The ownership structure of the Company consists of a general partner, Lancer Frank Corporation (1 percent), and three limited partners, Lancer Investment Corporation (49.5 percent), Jimmy I. Frank (24.75 percent) and Nita T. Frank (24.75 percent). Lancer Frank Corporation is owned by Lancer Corporation (50 percent) and Jimmy I. Frank and Nita Frank (50 percent). Lancer Corporation (a public company) owns 100 percent of Lancer Investment Corporation. The Company commenced operations in October 1996.

The Company receives administrative support from Gagemaker, Inc. (Gagemaker), and Lancer Corporation (Lancer), both related entities. The Company also has a supply and sole distributor agreement with Gagemaker and Lancer, respectively (refer to Note 4). The Company sells all finished goods to Lancer. The Company is economically dependent upon its relationship with these related entities.

2. SIGNIFICANT ACCOUNTING POLICIES:

Trade Accounts Receivable

Management of the Company believes no allowance for doubtful accounts is required at December 31, 1999.

Concentration of Credit Risk

Trade accounts receivable from Lancer represent approximately 38 percent of the total trade accounts receivable as of December 31, 1999. The maximum loss that would be incurred by the Company if the related party failed to perform would be $43,829.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company capitalizes overhead related to inventory by calculating the total of direct and indirect overhead allocable to inventory as a percentage of inventory purchases for the year multiplying this percentage by ending inventory to calculate capitalized overhead.

Furniture and Equipment

Furniture and equipment are stated at the lower of cost or fair market value as of the time the assets are placed in service. The Company periodically assesses the value of their long-lived assets to assure events or changes in circumstances have not adversely affected the carrying amounts of the assets. The equipment is depreciated over the estimated useful lives using a tax-based method which approximates straight-line. Estimated useful lives for depreciation purposes are as follows:

Leasehold improvements                         2 to 5 years
Furniture and fixtures                         3 to 10 years
Equipment                                      10 years

                          LANCER FBD PARTNERSHIP, LTD.

                                December 31, 1999


Revenue Recognition

The Company sells products directly to Lancer, a related party, recognizing revenue at the time the products are shipped. All shipments have terms of FOB shipping point.

Returns and Allowances

The Company has not had a history of significant sales returns and, as such, no sales allowance has been established. The Company's payment terms are net 30 days, with a 2 percent discount granted to Lancer if payment is received within 10 days.

Warranty Costs

The Company warrants the refrigeration component of its products for a period of five years. The Company also provides a one-year warranty covering parts. Warranty costs are accrued based on estimated future warranty claims. The Company occasionally performs warranty work on dispensers produced by FCB Engineering, Inc. (FCB), a company owned by Jimmy I. Frank, prior to the Company's formation. During 1999, these costs were approximately $15,000.

Patent

Patent, including legal costs incurred to acquire the patent, is being amortized on a straight-line basis over 17 years. The Company periodically evaluates the recoverability of the patent by assessing whether the unamortized balance can be recovered over its remaining life through cash flows generated by the underlying assets. Patent amortization expense was $212,412 for the year ended December 31, 1999. Accumulated amortization was $672,531 at December 31, 1999.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs consist of all costs related to the Company's research and development program, including payroll, general and administrative and prototype manufacturing costs. Research and development expense was $598,184 for the year ended December 31, 1999.

Income Taxes

The Company is taxed as a partnership under the Internal Revenue Code. Income or loss is reported for federal income tax purposes by the respective partners.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          LANCER FBD PARTNERSHIP, LTD.

                                December 31, 1999


3. LEASES:

The Company leases office space under operating leases. Future minimum payments on operating leases are as follows:

Year ending December 31-
   1999                                                $  128,489
   2000                                                   134,096
   2001                                                   117,494
   2002                                                    27,732
   2003 and thereafter                                      9,244
                                                       ----------

Total                                                  $  417,055
                                                       ==========

Rent expense for the year ended December 31, 1999, was $131,430.

4. RELATED-PARTY TRANSACTIONS:

The Company entered into a supply agreement (the Supply Agreement) with Gagemaker on October 9, 1996. Under the Supply Agreement, the Company agreed to purchase a key component of its product from Gagemaker. The Supply Agreement remains effective for as long as the Company manufactures frozen beverage dispensers that require the key component provided by Gagemaker. Gagemaker must comply with certain conditions under the Supply Agreement, such as competitive pricing, quality products and ability to meet the demand of the Company.

The Company entered into a distributor agreement (the Distributor Agreement) with Lancer on October 9, 1996. Under the Distributor Agreement, the Company agreed to grant Lancer exclusive distributor rights worldwide for all frozen beverage dispensers manufactured by the Company. The Distributor Agreement remains in effect as long as the Company's Partnership remains intact or until one of the parties is adjudicated bankrupt, voluntarily or involuntarily.

Gagemaker and Lancer provide certain administrative and purchasing functions on behalf of the Company. The Company is allocated a portion of the salaries and associated expenses relating to these services. The costs charged to the Company during 1999 were approximately $284,198.

The Company purchases certain raw materials from Gagemaker under the Supply Agreement. Purchases from Gagemaker during 1999 totaled approximately $5,492,657.

The Company sells to Lancer under the Distributor Agreement. Sales to Lancer, net of discounts, were approximately $22,450,856 during 1999. The Company also purchases certain raw materials from Lancer. Total purchases during 1999 from Lancer were approximately $840,137.

In December 1999, the Company purchased frozen beverage dispensers from Lancer. These dispensers were produced by FCB prior to formation of the Company. The Company incurred costs to upgrade and refurbish the dispensers and, subsequently, sold the dispensers to Lancer for an amount equal to the purchase price. The loss related to this transaction is reflected in the current year income statement in the amount of $106,641.

                          LANCER FBD PARTNERSHIP, LTD.

                                December 31, 1999


In August 1999, the Company began a research and development operation in San Antonio. This operation is housed in a warehouse facility leased by Lancer. The Company occupies approximately 1 percent of Lancer's leased facility and pays no rent to Lancer. The Company also utilizes a separate Lancer warehouse for storage and pays no rent to Lancer.

The Company paid contractor wages to several related parties including Jim Frank and Nita Frank, limited partners, and George Schroeder and Alfred Schroeder, president and vice president, respectively, of Lancer, in the amount of $17,500 each.

All related-party receivables and payables are shown on the balance sheet.

5. CONTINGENCIES:

During 1999, under an oral agreement and at Lancer's request, the Company purchased and reworked certain frozen beverage dispensers that were produced by FCB prior to formation of the Company at a loss to the Company (see Note 4). While no written agreement exists, Lancer may from time to time require the Company to incur losses under similar oral arrangements.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

   10.38### Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and
             NationsBank, N.A.

   10.39** Fourth Amendment to Credit Agreement dated March 15, 1999 between Lancer Corporation and The Frost National Bank and
             NationsBank, N.A.

   21.1      List of Significant Subsidiaries of the Registrant

   23.1      Consent of KPMG LLP

   23.2      Consent of Arthur Andersen LLP

   27        Financial Data Schedule

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

** This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1999.