Form 10-Q
period 2000-03-31
LANCER CORP /TX/
filed 2000-05-12
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NUMBER 0-13875


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

                   TITLE                                SHARES OUTSTANDING AS OF
                                                               MAY 8, 2000

Common stock, par value $.01 per share                          9,124,857

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                        March 31,    December 31,
                                                          2000          1999
                                                        ---------    -----------
                                                       (Unaudited)
Current assets:
  Cash                                                  $     556     $   1,227
  Receivables:
    Trade accounts and notes                               17,991        17,483
    Other                                                     775           537
                                                        ---------     ---------
                                                           18,766        18,020
    Less allowance for doubtful accounts                     (405)         (414)
                                                        ---------     ---------
      Net receivables                                      18,361        17,606
                                                        ---------     ---------

  Inventories                                              37,818        36,166
  Prepaid expenses                                            587           465
  Income tax receivable                                     2,381         3,505
  Deferred tax asset                                           92           134
                                                        ---------     ---------

      Total current assets                                 59,795        59,103
                                                        ---------     ---------

Property, plant and equipment, at cost:
  Land                                                      1,260         1,260
  Buildings                                                21,880        21,880
  Machinery and equipment                                  20,677        20,531
  Tools and dies                                            9,300         9,025
  Leaseholds, office equipment and vehicles                 9,166         8,941
  Assets in progress                                        2,668         1,821
                                                        ---------     ---------
                                                           64,951        63,458
  Less accumulated depreciation and amortization          (28,669)      (27,795)
                                                        ---------     ---------
    Net property, plant and equipment                      36,282        35,663
                                                        ---------     ---------

Long-term receivables ($762 and $746 due
    from officers, respectively)                            1,080         1,029
Long-term investments                                       2,793         3,053
Intangibles and other assets,
   at cost, less accumulated amortization                   4,003         4,206
                                                        ---------     ---------

                                                        $ 103,953     $ 103,054
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31,     December 31,
                                                         2000            1999
                                                       ---------     -----------
                                                      (Unaudited)
Current liabilities:
  Accounts payable                                     $  10,575      $   9,119
  Current installments of long-term debt                   3,997          5,083
  Line of credit with bank                                20,200         17,600
  Deferred licensing and maintenance fees                    689            619
  Accrued expenses and other liabilities                   3,975          4,091
                                                       ---------      ---------

    Total current liabilities                             39,436         36,512

Deferred tax liability                                     3,108          3,102
Long-term debt, excluding current installments            12,771         13,922
Deferred licensing and maintenance fees                    3,812          4,500
                                                       ---------      ---------

    Total liabilities                                     59,127         58,036
                                                       ---------      ---------

Commitments and contingencies                                 --             --

Minority interest                                            475            542

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued                    --             --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,124,857
   issued and outstanding                                     91             91

  Additional paid-in capital                              11,933         11,933

  Accumulated other comprehensive loss                    (2,256)        (1,816)

  Retained earnings                                       34,583         34,268
                                                       ---------      ---------

    Total shareholders' equity                            44,351         44,476
                                                       ---------      ---------

                                                       $ 103,953      $ 103,054
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (Amounts in thousands, except share data)


                                                       Three Months Ended
                                                  March 31,          March 31,
                                                    2000               1999
                                                 -----------        -----------
Net sales                                        $    27,729        $    36,228
Cost of sales                                         21,492             28,160
                                                 -----------        -----------
    Gross profit                                       6,237              8,068

Selling, general and
   administrative expenses                             4,992              5,193
                                                 -----------        -----------

    Operating income                                   1,245              2,875
                                                 -----------        -----------

Other (income) expense:
  Interest expense                                       666                908
  Loss (earnings) from joint venture                      91               (460)
  Minority interest                                      (67)                --
  Other (income) expense, net                             (6)               (80)
                                                 -----------        -----------

                                                         684                368
                                                 -----------        -----------

    Income before income taxes                           561              2,507

Income tax (benefit) expense:
  Current                                                247                953
  Deferred                                                (1)               103
                                                 -----------        -----------

                                                         246              1,056
                                                 -----------        -----------

    Net earnings                                 $       315        $     1,451
                                                 ===========        ===========

Common Shares and
  Equivalents Outstanding:
Basic                                              9,124,857          9,121,482
Diluted                                            9,249,015          9,344,485

Earnings Per Share:
Basic                                            $      0.03        $      0.16
Diluted                                          $      0.03        $      0.16

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)


                                                                         Three Months Ended
                                                                        March 31,    March 31,
                                                                          2000        1999
                                                                        --------     --------
Cash flow from operating activities:
     Net earnings                                                       $   315      $ 1,451
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                     1,028          940
        Deferred licensing and maintenance fees                            (618)         (86)
        Deferred income taxes                                                (1)         (21)
        Loss on sale and disposal of assets                                  (1)          (9)
        Minority interest                                                   (67)          --
        Loss (earnings) from joint venture                                   91         (460)
        Changes in assets and liabilities:
            Receivables                                                  (1,141)         756
            Prepaid expenses                                               (122)         (21)
            Income taxes receivable                                       1,124          212
            Inventories                                                  (1,878)      (1,986)
            Other assets                                                    (49)        (186)
            Accounts payable                                              1,680        4,592
            Accrued expenses                                                (86)        (445)
            Income taxes payable                                             32          695
                                                                        -------      -------
     Net cash provided by operating activities                              307        5,432
                                                                        -------      -------

Cash flow from investing activities:
        Proceeds from sale of assets                                          2           12
        Acquisition of property, plant and equipment                     (1,632)      (1,042)
        Cash proceeds from long-term investments and affiliates             287           16
                                                                        -------      -------
     Net cash used in investing activities                               (1,343)      (1,014)
                                                                        -------      -------

Cash flow from financing activities:
        Net borrowings (repayments) under line of credit agreements       2,600       (2,300)
        Retirement of long-term debt, net of proceeds                    (2,203)      (1,597)
                                                                        -------      -------
     Net cash provided by (used in) financing activities                    397       (3,897)
                                                                        -------      -------
Effect of exchange rate changes on cash                                     (32)          47
                                                                        -------      -------
Net (decrease) increase in cash                                            (671)         568
Cash at beginning of period                                               1,227        1,119
                                                                        -------      -------
Cash at end of period                                                   $   556      $ 1,687
                                                                        =======      =======

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1999 Annual Report on Form 10-K.

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


2. INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):

                                 March 31,    December 31,
                                   2000           1999
                                 --------     -----------
Finished Goods                   $15,819        $14,662
Work in process                    9,194         10,828
Raw material and supplies         12,805         10,676
                                 -------        -------
                                 $37,818        $36,166
                                 =======        =======


3. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 124,158 and 223,003 shares for the three months ended March 31, 2000 and 1999, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. COMPREHENSIVE (LOSS) INCOME

The following are the components of comprehensive (loss) income (dollars in thousands):

                                                    Three Months Ended
                                                  March 31,      March 31,
                                                    2000           1999
                                                  --------       --------
Net earnings                                      $   315         $ 1,451
Foreign currency loss arising
      during the period                              (517)         (1,338)

Unrealized gain on investment (net of tax)             77             114
                                                  -------         -------
Comprehensive (loss) income                       $  (125)        $   227
                                                  =======         =======

Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency translation adjustments and unrealized gain on investment.


5. SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands)


                                         North        Latin                                     All
                                        America      America       Pacific       Brazil        Other      Corporate     Total
                                        -------      -------       -------       ------        -----      ---------     -------
Three months ended March 31, 2000
    Total revenues                      $17,853        1,671         4,921          574         2,710           --      $27,729
    Operating income (loss)               2,411          366           837           54           434       (2,857)       1,245

Three months ended March 31, 1999
    Total revenues                      $23,203        3,810         3,273          345         5,597           --      $36,228
    Operating income (loss)               4,384          417           303         (403)        1,039       (2,865)       2,875


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


RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2000 and 1999

Net sales for the quarter ended March 31, 2000 were $27.7 million, down 23% from net sales in the first quarter of 1999. Sales in the Company's North America region declined 23%, primarily because of lower sales of frozen beverage equipment. Revenue fell 56% in Latin America (excluding Brazil), and 52% in Asia and Europe combined, as market conditions in those regions continued to be soft. Sales rose 50% in the Pacific region due largely to good demand for beer equipment.

Gross margin in the first quarter of 2000 was 22.5%, up slightly from 22.3% in the same period of 1999. The Company has reduced manufacturing costs in response to the lower sales and production levels.

Selling, general and administrative costs for the first three months of 2000 were $5.0 million, compared to $5.2 million in the first quarter of 1999. The Company is managing expenses carefully during the current downturn in its markets.

Interest expense for the first quarter of 2000 was $0.7 million, down from the first quarter of 1999 primarily because of lower average borrowings. The Company recognized a loss from its frozen beverage joint venture of $0.1 million in the first quarter of 2000, compared to $0.5 million of income in the first quarter last year. The minority interest benefit of $0.1 million stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The effective tax rate in the 2000 quarter was 43.4%, versus 42.1% in the first quarter of 1999. The effective rate exceeded the statutory rate in 2000 primarily because of non-deductible expenses, and in 1999 because of non-deductible losses by foreign subsidiaries. First quarter net income was $0.3 million in 2000, compared to $1.5 million in 1999.


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

Cash provided by operating activities was $0.3 million in the first quarter of 2000, compared to $5.4 million in the same period of 1999. The Company made capital expenditures of $1.6 million, primarily for production tooling.


Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation. At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. See 1999 Form 10-K.

The Internal Revenue Service is examining the Company's U.S. income tax return for 1995. Management does not believe that any significant adjustments will be required as a result of this review.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risk factors since December 31, 1999.



Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No.                Description
                  -----------                -----------
                     27                      Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(REGISTRANT)



May 8, 2000                          By:  /s/ GEORGE F. SCHROEDER
                                          --------------------------------------
                                          George F. Schroeder
                                          President and CEO



May 8, 2000                          By:  /s/ MARK L. FREITAS
                                          --------------------------------------
                                          Mark L. Freitas
                                          Vice President - Controller

                               INDEX TO EXHIBITS


                  Exhibit No.                Description
                  -----------                -----------
                     27                      Financial Data Schedule