Form 10-Q
period 2000-06-30
LANCER CORP /TX/
filed 2000-08-11
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2000              COMMISSION FILE NUMBER 0-13875


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

                   TITLE                                                 SHARES OUTSTANDING AS OF
                                                                              AUGUST 3, 2000
Common stock, par value $.01 per share                                          9,124,857

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                     June 30,  December 31,
                                                       2000       1999
                                                   ---------   -----------
                                                   (Unaudited)
Current assets:
  Cash                                             $     830    $   1,227
  Receivables:
    Trade accounts and notes                          20,400       17,483
    Other                                                559          537
                                                   ---------    ---------

                                                      20,959       18,020
    Less allowance for doubtful accounts                (397)        (414)
                                                   ---------    ---------
      Net receivables                                 20,562       17,606
                                                   ---------    ---------

  Inventories                                         38,887       36,166
  Prepaid expenses                                       703          465
  Income tax receivable                                   --        3,505
  Deferred tax asset                                      95          134
                                                   ---------    ---------

      Total current assets                            61,077       59,103
                                                   ---------    ---------

Property, plant and equipment, at cost:
  Land                                                 1,260        1,260
  Buildings                                           21,885       21,880
  Machinery and equipment                             20,838       20,531
  Tools and dies                                       9,879        9,025
  Leaseholds, office equipment and vehicles            9,852        8,941
  Assets in progress                                   2,317        1,821
                                                   ---------    ---------

                                                      66,031       63,458

  Less accumulated depreciation and amortization     (29,621)     (27,795)
                                                   ---------    ---------
    Net property, plant and equipment                 36,410       35,663
                                                   ---------    ---------

Long-term receivables ($766 and $746 due
    from officers, respectively)                       1,043        1,029
Long-term investments                                  2,874        3,053
Intangibles and other assets,
   at cost, less accumulated amortization              4,015        4,206
                                                   ---------    ---------

                                                   $ 105,419    $ 103,054
                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,    December 31,
                                                    2000         1999
                                                 ---------   -----------
                                                (Unaudited)
Current liabilities:
  Accounts payable                               $   9,592        9,119
  Current installments of long-term debt             4,447        5,083
  Line of credit with bank                          20,300       17,600
  Deferred licensing and maintenance fees              774          619
  Accrued expenses and other liabilities             4,586        4,091
  Taxes payable                                      2,055           --
                                                 ---------    ---------

    Total current liabilities                       41,754       36,512

Deferred tax liability                               2,596        3,102
Long-term debt, excluding current installments      11,971       13,922
Deferred licensing and maintenance fees              3,803        4,500
                                                 ---------    ---------

    Total liabilities                               60,124       58,036
                                                 ---------    ---------

Commitments and contingencies                           --           --

Minority interest                                      406          542

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued              --           --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,124,857
   issued and outstanding                               91           91

  Additional paid-in capital                        11,933       11,933

  Accumulated other comprehensive loss              (2,524)      (1,816)

  Retained earnings                                 35,389       34,268
                                                 ---------    ---------

    Total shareholders' equity                      44,889       44,476
                                                 ---------    ---------

                                                 $ 105,419    $ 103,054
                                                 =========    =========


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                            Three Months Ended          Six Months Ended
                                         June 30,       June 30,       June 30,      June 30,
                                           2000          1999           2000           1999
                                       -----------    -----------    -----------    -----------
Net sales                              $    31,551    $    38,072    $    59,280    $    74,300
Cost of sales                               23,395         30,498         44,887         58,658
                                       -----------    -----------    -----------    -----------
    Gross profit                             8,156          7,574         14,393         15,642

Selling, general and
   administrative expenses                   6,093          5,355         11,085         10,548
                                       -----------    -----------    -----------    -----------

    Operating income                         2,063          2,219          3,308          5,094
                                       -----------    -----------    -----------    -----------

Other (income) expense:
  Interest expense                             802            896          1,468          1,804
  (Earnings) loss from joint venture           (58)        (1,068)            33         (1,528)
  Minority interest                            (69)            --           (136)            --
  Other (income) expense, net                  (44)            73            (50)            (7)
                                       -----------    -----------    -----------    -----------
                                               631            (99)         1,315            269
                                       -----------    -----------    -----------    -----------

    Income before income taxes               1,432          2,318          1,993          4,825
                                       -----------    -----------    -----------    -----------

Income tax expense (benefit):
  Current                                    1,130            764          1,377          1,717
  Deferred                                    (504)           104           (505)           207
                                       -----------    -----------    -----------    -----------

                                               626            868            872          1,924
                                       -----------    -----------    -----------    -----------


    Net earnings                       $       806    $     1,450    $     1,121    $     2,901
                                       ===========    ===========    ===========    ===========

Common Shares and
  Equivalents Outstanding:
Basic                                    9,124,857      9,121,482      9,124,857      9,121,482
Diluted                                  9,263,726      9,283,841      9,283,900      9,313,484

Earnings Per Share:
Basic                                  $      0.09    $      0.16    $      0.12    $      0.32
Diluted                                $      0.09    $      0.16    $      0.12    $      0.31


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                   June 30,   June 30,
                                                                    2000       1999
                                                                  --------   ---------
Cash flow from operating activities:
     Net earnings                                                 $ 1,121    $ 2,901
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                               2,074      1,828
        Deferred licensing and maintenance fees                      (542)       167
        Deferred income taxes                                        (505)       250
        Gain on sale and disposal of assets                            (1)        (8)
        Minority interest                                            (136)        --
        Loss (earnings) from joint venture                             33     (1,528)
        Changes in assets and liabilities:
            Receivables                                            (3,436)    (3,095)
            Prepaid expenses                                         (238)      (150)
            Income taxes receivable                                 3,505        205
            Inventories                                            (3,055)     1,995
            Other assets                                             (138)      (329)
            Accounts payable                                          804        760
            Accrued expenses                                          546       (455)
            Income taxes payable                                    2,083        405
                                                                  -------    -------
     Net cash provided by operating activities                      2,115      2,946
                                                                  -------    -------

Cash flow from investing activities:
        Proceeds from sale of assets                                    2         12
        Acquisition of property, plant and equipment               (2,796)    (2,434)
        Acquisition of subsidiary company                              --     (1,718)
        Cash proceeds from long-term investments and affiliates       235        706
                                                                  -------    -------
     Net cash used in investing activities                         (2,559)    (3,434)
                                                                  -------    -------

Cash flow from financing activities:
        Net borrowings under line of credit agreements              2,700      1,800
        Retirement of long-term debt, net of proceeds              (2,536)    (1,109)
                                                                  -------    -------
     Net cash provided by financing activities                        164        691
                                                                  -------    -------
Effect of exchange rate changes on cash                              (117)      (185)
                                                                  -------    -------
Net (decrease) increase in cash                                      (397)        18
Cash at beginning of period                                         1,227      1,119
                                                                  -------    -------
Cash at end of period                                             $   830    $ 1,137
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

2.       INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):


                            June 30, December 31,
                             2000      1999
                            -------  -----------
Finished goods              $15,012   $14,662
Work in process              10,322    10,828
Raw material and supplies    13,553    10,676
                            -------   -------
                            $38,887   $36,166
                            =======   =======

3.       EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 138,869 and 162,359 shares for the three months ended June 30, 2000 and 1999, and 159,043 and 192,002 shares for the six months ended June 30, 2000 and 1999, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       COMPREHENSIVE INCOME

The following are the components of comprehensive income (amounts in thousands):

                                                    Three Months Ended     Six Months Ended
                                                     June 30,  June 30,   June 30,   June 30,
                                                      2000      1999       2000       1999
                                                    --------   -------    -------    -------
Net earnings                                        $   806    $ 1,450    $ 1,121    $ 2,901
Foreign currency gain (loss) arising
   during the period                                   (249)        31       (766)    (1,306)
Unrealized gain (loss) on investment (net of tax)       (19)       (12)        58        102
                                                    -------    -------    -------    -------
Comprehensive income                                $   538    $ 1,469    $   413    $ 1,697
                                                    =======    =======    =======    =======

Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency translation adjustments and unrealized gain
(loss) on investment.

5.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands)

                                      North        Latin
                                     America      America    Pacific      Brazil    Europe       Asia     Corporate     Total
                                    ---------     --------   --------    -------   -------     --------   ----------   -------
Three months ended June 30, 2000
  Total revenues                    $ 19,802     $ 2,238    $ 4,188       $ 288    $ 4,030     $ 1,005    $     -    $ 31,551
  Operating income (loss)              3,944         299        449          (3)       909         371     (3,906)      2,063

Three months ended June 30, 1999
  Total revenues                    $ 25,477     $ 3,177    $ 3,319       $ 481    $ 3,287     $ 2,331    $     -    $ 38,072
  Operating income (loss)              3,928         379        295        (149)       418         362     (3,014)      2,219

Six months ended June 30, 2000
  Total revenues                    $ 37,655     $ 3,909    $ 9,109       $ 862    $ 5,998     $ 1,747    $     -    $ 59,280
  Operating income (loss)              6,355         665      1,287          50      1,069         645     (6,763)      3,308

Six months ended June 30, 1999
  Total revenues                    $ 48,679     $ 6,986    $ 6,592       $ 825    $ 6,327     $ 4,891    $     -    $ 74,300
  Operating income (loss)              8,451         780        598        (553)     1,003         725     (5,910)      5,094

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2000 and 1999

Net sales for the quarter ended June 30, 2000 were $31.6 million, down 17% from net sales in the second quarter of 1999. Sales in the Company's North American region declined 22%, primarily because of lower sales of frozen beverage equipment. Revenue fell 30% in Latin America (excluding Brazil), and 57% in Asia. Market conditions in the two regions remained unfavorable. Sales in the Pacific region increased 26%, due largely to strong demand for beer equipment.

Gross margin in the second quarter of 2000 was 25.9%, up from 19.9% in the second quarter of 1999. The improvement in margin was caused primarily by lower sales of frozen beverage equipment. The Company buys the equipment from a joint venture of which the Company owns 50%. The Company resells the dispensers and earns a distribution profit, which is reflected in gross margin. The Company's 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income. Better plant utilization and improved manufacturing efficiencies also contributed to the margin gain.

Selling, general and administrative expenses for the second quarter of 2000 were $6.1 million, compared to $5.4 million in the same period of 1999. The increase was caused partially by new product development, and by the Company's ABS distribution subsidiary in Chicago, which did not exist in the second quarter of 1999.

Interest expense in the second quarter of 2000 was $0.8 million, down from the second quarter of 1999 primarily because of lower average borrowings. The Company's earnings from its frozen beverage joint venture declined by $1.0 million in the 2000 period because of lower production levels at the joint venture. The minority interest benefit of $0.1 million stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's operations are consolidated with those of the Company. The effective tax rate was 43.7% in the second quarter of 2000, compared to 37.4% in the second quarter of 1999. The effective rate rose in 2000 primarily because a larger proportion of the Company's earnings was in high tax rate jurisdictions, and because of non-deductible expenses. Second quarter net income was $0.8 million in 2000, versus $1.5 million in 1999.

Comparison of the Six-Month Periods Ended June 30, 2000 and 1999

Net sales for the first six months of 2000 were $59.3 million, down 20% from net sales in the same period of 1999. Sales in the North America region declined 23%, primarily because of lower sales of frozen beverage dispensers. Revenue fell 44% in Latin America (excluding Brazil) and 64% in Asia, as market conditions remained unfavorable in the two regions. Revenue in the Pacific region rose 38%, due largely to strong demand for beer equipment.

Gross margin in the first half of 2000 was 24.3%, compared to 21.1% in the first half of 1999. The improvement in margin was caused primarily by lower sales of frozen beverage equipment. The Company buys the equipment from a joint venture of which the Company owns 50%. The Company resells the dispensers and earns a distribution profit, which is reflected in gross margin. The Company's 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income.

Selling, general and administrative expenses were $11.1 million during the first six months of 2000, compared to $10.5 million in the first half of 1999. The increase was partially caused by new product development expenses, and by the Company's ABS distribution subsidiary in Chicago, which did not exist in the first half of 1999.

Interest expense in the first six months of 2000 was $1.5 million, down from $1.8 million in the same period last year primarily because of lower average borrowings. The Company's earnings from its frozen beverage joint venture declined by $1.6 million in the first half of 2000 because of lower production levels at the joint venture. The minority interest benefit stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's operations are consolidated with those of the Company. The effective tax rate was 43.8% in the first half of 2000, compared to 39.9% in the first half of 1999. The effective rate rose in 2000 primarily because a larger proportion of the Company's earnings was earned in high tax rate jurisdictions, and because of non-deductible expenses. Net income was $1.1 million in the first half of 2000, versus $2.9 million in the same period of 1999.

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

Cash provided by operating activities was $2.1 million in the first six months of 2000, compared to $2.9 million in the same period last year. The Company made capital expenditures of $2.8 million in the first half of 2000, primarily for production tooling and equipment.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on May 18, 2000, the shareholders elected eight members of the Board of Directors of the Company to serve until the next annual meeting of the shareholders.

The vote for nominated directors was as follows:

        Nominee                             For               Authority Withheld
        -------                          ---------            -------------------
Walter J. Beigler                        8,054,678                 173,811
Jean M. Braley                           8,056,190                 172,299
Charles K. Clymer                        8,056,678                 171,811
Olivia F. Kirtley                        8,057,690                 170,799
Alfred A. Schroeder                      8,052,490                 175,999
George F. Schroeder                      8,041,990                 186,499
Micheal E. Smith                         8,056,178                 172,311
E.T. (Toby) Summers                      8,057,690                 170,799

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No.       Description

                  27                Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(REGISTRANT)



August 11, 2000                      By:  /s/ GEORGE F. SCHROEDER
                                          -----------------------
                                          George F. Schroeder
                                          President and CEO



August 11, 2000                      By:  /s/ MARK L. FREITAS
                                          -------------------
                                          Mark L. Freitas
                                          Vice President - Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
 27                      Financial Data Schedule