Form 10-Q
period 2000-09-30
LANCER CORP /TX/
filed 2000-11-13
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER 0-13875


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

                   TITLE                            SHARES OUTSTANDING AS OF
                                                        NOVEMBER 7, 2000
Common stock, par value $.01 per share                     9,124,857

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                      September 30,      December 31,
                                                          2000               1999
                                                      -------------      ------------
                                                       (Unaudited)
Current assets:
  Cash                                                  $   1,196         $   1,227
  Receivables:
    Trade accounts and notes                               19,277            17,483
    Other                                                     420               537
                                                        ---------         ---------
                                                           19,697            18,020
    Less allowance for doubtful accounts                     (348)             (414)
                                                        ---------         ---------
      Net receivables                                      19,349            17,606
                                                        ---------         ---------
  Inventories                                              39,384            36,166
  Prepaid expenses                                            667               465
  Income tax receivable                                        --             3,505
  Deferred tax asset                                          134               134
                                                        ---------         ---------
      Total current assets                                 60,730            59,103
                                                        ---------         ---------
Property, plant and equipment, at cost:
  Land                                                      1,260             1,260
  Buildings                                                21,898            21,880
  Machinery and equipment                                  21,016            20,531
  Tools and dies                                            9,933             9,025
  Leaseholds, office equipment and vehicles                10,062             8,941
  Assets in progress                                        2,822             1,821
                                                        ---------         ---------
                                                           66,991            63,458
  Less accumulated depreciation and amortization          (30,519)          (27,795)
                                                        ---------         ---------
    Net property, plant and equipment                      36,472            35,663
                                                        ---------         ---------

Long-term receivables ($653 and $746 due
    from officers, respectively)                              924             1,029
Long-term investments                                       2,736             3,053
Intangibles and other assets,
   at cost, less accumulated amortization                   3,838             4,206
                                                        ---------         ---------
                                                        $ 104,700         $ 103,054
                                                        =========         =========


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,      December 31,
                                                        2000               1999
                                                    -------------      ------------
                                                     (Unaudited)
Current liabilities:
  Accounts payable                                    $   9,653         $   9,119
  Current installments of long-term debt                  2,197             5,083
  Line of credit with bank                               20,900            17,600
  Deferred licensing and maintenance fees                   774               619
  Accrued expenses and other liabilities                  4,810             4,091
  Taxes payable                                           1,312                --
                                                      ---------         ---------
    Total current liabilities                            39,646            36,512

Deferred tax liability                                    2,754             3,102
Long-term debt, excluding current installments           13,871            13,922
Deferred licensing and maintenance fees                   3,530             4,500
                                                      ---------         ---------
    Total liabilities                                    59,801            58,036
                                                      ---------         ---------
Commitments and contingencies                                --                --

Minority interest                                           343               542

Shareholders' equity:
 Preferred stock, without par value
  5,000,000 shares authorized; none issued                   --                --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,124,857
   issued and outstanding                                    91                91

  Additional paid-in capital                             11,933            11,933

  Accumulated other comprehensive loss                   (3,406)           (1,816)

  Retained earnings                                      35,938            34,268
                                                      ---------         ---------
    Total shareholders' equity                           44,556            44,476
                                                      ---------         ---------
                                                      $ 104,700         $ 103,054
                                                      =========         =========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                                    Three Months Ended                      Nine Months Ended
                                             September 30,      September 30,       September 30,       September 30,
                                                  2000              1999                2000                1999
                                             -------------      -------------       -------------       -------------
Net sales                                    $    29,641         $    29,183         $    88,921         $   103,483
Cost of sales                                     22,932              28,329              67,819              86,987
                                             -----------         -----------         -----------         -----------
    Gross profit                                   6,709                 854              21,102              16,496

Selling, general and
   administrative expenses                         5,067               5,673              16,152              16,221

Impairment of Brazilian assets                        --               5,956                  --               5,956
                                             -----------         -----------         -----------         -----------

    Operating income (loss)                        1,642             (10,775)              4,950              (5,681)
                                             -----------         -----------         -----------         -----------

Other (income) expense:
  Interest expense                                   873                 857               2,341               2,661
  (Earnings) loss from joint venture                   3                (324)                 35              (1,852)
  Gain on sale of investment                          --                (895)                 --                (895)
  Minority interest                                  (64)                (67)               (199)                (67)
  Other (income) expense, net                        (57)                 16                (107)                  9
                                             -----------         -----------         -----------         -----------
                                                     755                (413)              2,070                (144)
                                             -----------         -----------         -----------         -----------

    Income (loss) before income taxes                887             (10,362)              2,880              (5,537)
                                             -----------         -----------         -----------         -----------

Income tax expense (benefit):
  Current                                            181              (3,075)              1,558              (1,369)
  Deferred                                           157                (205)               (348)                 13
                                             -----------         -----------         -----------         -----------
                                                     338              (3,280)              1,210              (1,356)
                                             -----------         -----------         -----------         -----------

    Net earnings (loss)                      $       549         $    (7,082)        $     1,670         $    (4,181)
                                             ===========         ===========         ===========         ===========

Common Shares Outstanding:
Basic                                          9,124,857           9,124,509           9,124,857           9,123,252
Diluted                                        9,270,287           9,124,509           9,279,553           9,123,252

Earnings (Loss) Per Share:
Basic                                        $      0.06         $     (0.78)        $      0.18         $     (0.46)
Diluted                                      $      0.06         $     (0.78)        $      0.18         $     (0.46)


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                         September 30,   September 30,
                                                                             2000            1999
                                                                         -------------   -------------
Cash flow from operating activities:
     Net earnings (loss)                                                   $ 1,670         $(4,181)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                        3,126           2,904
        Deferred licensing and maintenance fees                               (815)             12
        Deferred income taxes                                                 (348)             (7)
        (Gain) loss on sale and disposal of assets                              (1)             22
        Gain on sale of long-term investments                                   --            (895)
        Minority interest                                                     (200)            (67)
        Loss (earnings) from joint venture                                      35          (1,852)
        Impairment of Brazilian assets                                          --           5,956
        Changes in assets and liabilities:
            Receivables                                                     (2,590)          1,180
            Prepaid expenses                                                  (202)           (258)
            Income taxes receivable                                          3,505          (2,644)
            Inventories                                                     (3,894)          8,962
            Other assets                                                      (215)            533
            Accounts payable                                                 1,192          (1,896)
            Accrued expenses                                                   831              22
            Income taxes payable                                             1,367              --
                                                                           -------         -------
     Net cash provided by operating activities                               3,461           7,791
                                                                           -------         -------

Cash flow from investing activities:
        Proceeds from sale of assets                                             2              14
        Acquisition of property, plant and equipment                        (3,958)         (3,917)
        Acquisition of subsidiary company                                       --          (1,720)
        Cash proceeds from long-term investments and affiliates                236           2,405
                                                                           -------         -------
     Net cash used in investing activities                                  (3,720)         (3,218)
                                                                           -------         -------

Cash flow from financing activities:
        Net borrowings (repayments) under line of credit agreements          3,300          (1,900)
        Retirement of long-term debt, net of proceeds                       (2,873)         (2,015)
        Proceeds from exercise of stock options                                 --              20
                                                                           -------         -------
     Net cash provided by (used in) financing activities                       427          (3,895)
                                                                           -------         -------
Effect of exchange rate changes on cash                                       (199)         (1,194)
                                                                           -------         -------
Net decrease in cash                                                           (31)           (516)
Cash at beginning of period                                                  1,227           1,119
                                                                           -------         -------
Cash at end of period                                                      $ 1,196         $   603
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


2. INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):

                               September 30,  December 31,
                                   2000          1999
                               -------------  ------------
Finished goods                   $16,639        $14,662
Work in process                    9,610         10,828
Raw material and supplies         13,135         10,676
                                 -------        -------
                                 $39,384        $36,166
                                 =======        =======

3. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 145,430 shares for the three months ended September 30, 2000, and 154,696 shares for the nine months ended September 30, 2000. Basic and diluted earnings per share were the same for the three months ended and nine months ended September 30, 1999.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. COMPREHENSIVE INCOME

The following are the components of comprehensive income (loss) (amounts in thousands):

                                                          Three Months Ended              Nine Months Ended
                                                     September 30,   September 30,   September 30,    September 30,
                                                         2000            1999            2000             1999
                                                     -------------   -------------   -------------    -------------
Net earnings (loss)                                     $   549         $(7,082)        $ 1,670         $(4,181)
Foreign currency loss arising
   during the period                                       (793)           (779)         (1,559)         (2,087)
Less reclassification adjustment for losses
   included in net loss                                      --           3,263              --           3,263
                                                        -------         -------         -------         -------
    Net foreign currency translation gain (loss)           (793)          2,484          (1,559)          1,176
Unrealized loss on investment (net of tax)                  (89)           (216)            (31)           (114)
                                                        -------         -------         -------         -------
Comprehensive income (loss)                             $  (333)        $(4,814)        $    80         $(3,119)
                                                        =======         =======         =======         =======

Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency translation adjustments and unrealized loss on investment.


5. SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands)

                                            North      Latin
                                           America    America    Pacific     Brazil      Europe      Asia     Corporate    Total
                                          ---------  ---------  ---------  ----------  ---------  ---------  ----------  ---------
Three months ended September 30, 2000
    Total revenues                        $  19,027  $   2,185  $   4,569  $     312   $   2,759  $     789  $      --   $  29,641
    Operating income (loss)                   2,926        348        929        (29)        229        241     (3,002)      1,642

Three months ended September 30, 1999
    Total revenues                        $  20,664  $   2,194  $   3,905  $     523   $   1,310  $     587  $      --   $  29,183
    Operating income (loss)                  (1,853)      (170)       447     (6,164)        (63)        73     (3,045)    (10,775)

Nine months ended September 30, 2000
    Total revenues                        $  56,682  $   6,094  $  13,678  $   1,174   $   8,757  $   2,536  $      --   $  88,921
    Operating income (loss)                   9,281      1,013      2,215         22       1,298        886     (9,765)      4,950

Nine months ended September 30, 1999
    Total revenues                        $  69,343  $   9,181  $  10,497  $   1,349   $   7,636  $   5,477  $      --   $ 103,483
    Operating income (loss)                   6,597        610      1,045     (6,717)        940        799     (8,955)     (5,681)

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


RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2000 and 1999

Net sales for the quarter ended September 30, 2000 were $29.6 million, up 2% from net sales in the third quarter of 1999. Sales more than doubled in the Company's Europe region, and Pacific sales rose 17%. Sales in the North America region declined 8%, primarily because of lower sales of frozen beverage equipment.

Gross margin in the third quarter of 2000 was 22.6%, up from 2.9% in the third quarter last year. In the 1999 period, gross margin was negatively impacted by factors including reduced production levels that led to insufficient overhead absorption, changes in the sales mix toward lower margin products, and an $0.8 million reserve for certain types of equipment whose marketability had become impaired.

Selling, general and administrative expenses were $5.1 million for the third quarter of 2000 compared to $5.7 million for the third quarter of 1999. Lower spending for research and development helped drive the improvement. In the quarter ended September 30, 1999, the Company expensed $6.0 million relating to the impairment of substantially all of the Company's investment in its Brazilian subsidiary. The Company substantially reduced its Brazilian operations in an effort to limit losses caused by the depressed business environment in much of Latin America.

Interest expense was $0.9 million in the third quarter of 2000 and 1999. The Company's earnings from its frozen beverage joint venture declined by $0.3 million in the third quarter of 2000 because of lower production levels at the joint venture. In the third quarter of 1999, the Company sold its investment in Victory Refrigeration, recording a gain of $0.9 million. The minority interest benefit of $0.1 million in the third quarter of both 2000 and 1999 stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The effective tax rate was 38.1% in the third quarter of 2000. The Company recorded a tax benefit of $3.3 million in the third quarter of 1999 because of the pre-tax loss of $10.4 million. Net income for the third quarter of 2000 was $0.5 million, compared to a net loss of $7.1 million last year.

Comparison of the Nine-Month Periods Ended September 30, 2000 and 1999

Net sales for the nine months ended September 30, 2000 were $88.9 million, down 14% from net sales in the same period of 1999. Sales in North America fell 18%, largely because of lower sales of frozen beverage equipment. Sales declined 54% in Asia, and 34% in the Latin America region (excluding Brazil). Market conditions in Asia and Latin America continued to be unfavorable during the first nine months of 2000. Sales in the Pacific region rose 30% due largely to strong sales of beer equipment. Sales in the Europe region rose 15%.

Gross margin was 23.7% in the first three quarters of 2000, compared to 15.9% in the first three quarters of 1999. In the 1999 period, gross margin was negatively impacted by factors including reduced production levels that led to insufficient overhead absorption, changes in the sales mix toward lower margin products, and an $0.8 million reserve for certain types of equipment whose marketability had become impaired.

Selling, general and administrative expenses were $16.2 million in the nine months ended September 30, 2000 and 1999. During the 1999 period, the Company expensed $6.0 million relating to the impairment of substantially all of the Company's investment in its Brazilian subsidiary. The Company substantially reduced its Brazilian operations in an effort to limit losses caused by the depressed business environment in much of Latin America.

Interest expense was $2.3 million in the first three quarters of 2000, down from $2.7 million in the same period last year primarily because of lower average borrowings. The Company's earnings from its frozen beverage joint venture declined by $1.9 million in the first three quarters of 2000 because of lower production levels at the joint venture. The Company sold its investment in Victory Refrigeration in the 1999 period and recorded a gain of $0.9 million. The minority interest benefit of $0.2 million in 2000 and $0.1 million in 1999 stems from the Company's majority ownership position in Lancer Ice Link LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The effective tax rate was 42% in the first nine months of 2000. The Company recorded a tax benefit of $1.4 million in the first three quarters of 1999 because of the pre-tax loss of $5.5 million. Net income for the first nine months of 2000 was $1.7 million, compared to a net loss of $4.2 million for the same period last year.

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

Cash provided by operating activities was $3.5 million in the first nine months of 2000, compared to $7.8 million in the same period last year. The Company made capital expenditures of $4.0 million in the first nine months of 2000, primarily for production tooling and equipment.

Subsequent to September 30, 2000, the Company amended its credit facilities with its primary lenders. The primary changes were the following: the expiration of the facilities was extended until July 15, 2002, certain financial covenants were adjusted, scheduled quarterly principal payments were reduced to $0.35 million, the facilities were collateralized by substantially all of the Company's assets in the United States, and the revolving credit facility was reduced to $30.0 million. The financial statements in this filing reflect the amended terms. The restated credit agreement and related documents are exhibits to this Form 10-Q.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No.        Description

                  10.40 Seventh Amendment and Restated Credit Agreement dated October 26, 2000 between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank

                  10.41 Security Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank

                  27                 Financial Data Schedule



         (b)      Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(REGISTRANT)



November 10, 2000                    By:  /s/ GEORGE F. SCHROEDER
                                          -----------------------
                                          George F. Schroeder
                                          President and CEO



November 10, 2000                    By:  /s/ MARK L. FREITAS
                                          -------------------
                                          Mark L. Freitas
                                          Vice President - Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------
 10.40   Seventh Amendment and Restated Credit Agreement dated October 26, 2000 between Lancer Corporation and The Frost National Bank, Harris Trust
         and Savings Bank, and Whitney National Bank

 10.41   Security Agreement between Lancer Corporation and The Frost National
         Bank, Harris Trust and Savings Bank, and Whitney National Bank

 27      Financial Data Schedule