Form 10-K
period 2000-12-31
LANCER CORP /TX/
filed 2001-03-28
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-13875

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
                                                     YES X     NO
                                                        ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 9, 2001, held by non-affiliates of the registrant was approximately $24,572,535 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 9, 2001 was 9,126,557.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this report and prepared for the 2001 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of soft drink, citrus, and frozen beverage dispensers for the years ended December 31, 2000, 1999 and 1998, accounted for approximately 38%, 48% and 50% of total sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and carbonated water at a preset ratio. The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The Company's primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market. Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers. For the years ended December 31, 2000, 1999 and 1998, sales of valves and related accessories accounted for approximately 12%, 12%, and 14% of total net sales, respectively.

Beer Dispensing Systems

The Company manufactures and markets beer dispensing equipment and related accessories. Products include chillers, taps, fonts, dispensers and kegs. Lancer's operations in Australia, Brazil and New Zealand account for most of the Company's sales of beer related equipment. Sales of beer equipment represented 7%, 7% and 6% of total net sales in the years ended December 31, 2000, 1999 and 1998, respectively.

Other Related Products and Services

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process. Revenues from remanufacturing activities were 4%, 3%, and 4% of net sales in the years ended December 31, 2000, 1999 and 1998.

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, ice bagger machines, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems. Lancer also provides logistics services to certain of its customers. Together, these parts and services constitute 39%, 30% and 26% of the Company's total net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

PRODUCT RESEARCH AND DEVELOPMENT

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 2000, 1999 and 1998, Company-sponsored research and development expenses were $3.8 million, $2.7 million, and $2.2 million, respectively.


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


BACKLOG

The Company's manufacturing operations are driven by actual and forecasted customer demand. The Company's backlog of unfilled orders was approximately $6.0 million, $10.1 million and $13.0 million at December 31, 2000, 1999 and 1998, respectively. It is anticipated that 2000 backlog orders will be filled in 2001.


MARKETING AND CUSTOMERS

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Lancer is a preferred supplier to The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 26%, 25% and 23% of the Company's total net sales for the years ended December 31, 2000, 1999 and 1998, respectively. None of the Company's customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. Lancer does not expect any significant volume or price reductions in its business with The Coca-Cola Company. If they were to occur, however, such reductions would have a material adverse impact on the Company's financial position and its results of operations.

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


INTERNATIONAL SALES

For the years ended December 31, 2000, 1999 and 1998, the Company's sales to customers outside the United States were approximately 40%, 35% and 48% of total net sales, respectively. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia, Brazil, and Mexico, and operates warehouses in Belgium, Ecuador, New Zealand, and Russia.

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


FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

The Company organizes its business into the following geographical segments: the North America region, the Latin America region, the Brazil region, the Europe region, the Asia region, and the Pacific region. The North America region consists of the United States and Canada. The Europe region includes the Middle East and Africa. The Company's net sales and operating income (loss) for 2000, 1999, and 1998 follow (amounts in thousands):


                                North      Latin
                               America     America     Pacific      Brazil      Europe       Asia
                               -------     -------     -------     -------      -------     -------
Net sales:
2000                           $73,618     $ 7,882     $16,639     $ 1,538      $10,897     $ 2,956
1999                            85,889      11,225      15,407       2,065        9,471       5,783
1998                            72,372      21,624      15,459       6,142       11,446      11,380

Operating income (loss):       $11,272     $ 1,219     $ 2,196     $    10      $ 1,113         973
2000                             8,451         528       1,535      (6,819)       1,023         845
1999                            15,691       3,282       2,199      (1,743)       2,273       2,153
1998

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


EMPLOYEES

As of December 31, 2000, the Company had 1,452 full-time employees of whom 78 were engaged in engineering and technical support, 1,166 in manufacturing, 79 in marketing and sales and 129 in general management and administrative positions. 610 employees work in the United States, primarily at the Company's facilities in San Antonio, Texas. 677 employees work at the Company's facility in Piedras Negras, Mexico, 20 are employed by the Company's Brazilian subsidiary, and a total of 93 people are employed by the Company's subsidiaries in Australia and New Zealand. Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia. None of the U.S. employees are represented by a union or are subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.


INTELLECTUAL PROPERTY

The Company presently owns 58 United States patents and numerous corresponding foreign patents. It has 28 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. The patents have a remaining life of 2 to 19 years. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

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


ITEM 2.   PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling approximately 583,000 square feet, including three buildings owned by Lancer covering approximately 409,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. The Company owns and operates facilities located in Piedras Negras, Mexico consisting of 195,000 square feet of completed space. The Company also leases a 75,000 square foot plant in Sao Paulo, Brazil, a 41,000 square foot plant in Auckland, New Zealand, a 43,000 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Sydney, Australia; Brussels, Belgium; Quito, Ecuador; Moscow, Russia; and Monterrey, Mexico. The Company leases approximately 404,000 square feet of space throughout the world.

Total net rent expense for real estate was $1.5 million, $1.5 million and $1.4 million in 2000, 1999 and 1998, respectively. Included in total rent expense in 2000 is $89,000 for certain properties that are leased from a partnership controlled by certain shareholders. See Note 7 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for more information.


ITEM 3.   LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is currently traded on the American Stock Exchange ("ASE") under the symbol "LAN." The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated.

Market Price For Common Stock


             2000                        1999
Quarter      High           Low          High           Low
           ---------     ---------     ---------     ---------
First      $    5.63     $    4.13     $   12.94     $    8.50

Second          4.75          3.50          9.00          6.88

Third           4.88          3.56         10.13          5.63

Fourth          6.50          4.25          6.00          4.00

On March 9, 2001, the closing price of the Company's common stock, as reported by the ASE, was $5.00 per share. On that date, there were 253 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a cash dividend on the common stock to date. It is a general policy of the Company to retain earnings to support future growth.


ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)


                                                                           Years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                2000             1999             1998             1997             1996
                                             -----------      -----------      -----------      -----------     -----------
Operating Data:
     Net sales                               $   113,530      $   129,840      $   138,423      $   119,367     $   103,295
     Gross profit                                 25,867           21,686           33,407           31,350          25,088
     Selling, general and
        administrative expenses                   22,084           22,153           19,911           20,439          14,512
     Write-down of Brazilian
        assets                                        --            5,956               --               --              --
     Operating income (loss)                       3,783           (6,423)          13,496           10,911          10,576
     Interest expense                              3,297            3,464            3,899            2,815           1,588
     Interest and other income, net                 (427)          (2,819)            (324)          (1,027)           (160)
     Earnings (loss) before income
        taxes                                        913           (7,068)           9,921            9,123           9,148
     Income tax expense (benefit)                    355           (2,501)           4,078            3,037           3,415
     Net earnings (loss)                             558           (4,567)           5,843            6,086           5,733
     Net earnings (loss) per share
       Basic                                 $      0.06      $     (0.50)     $      0.64      $      0.69     $      0.66
       Diluted                               $      0.06      $     (0.50)     $      0.63      $      0.65     $      0.63
     Weighted average shares outstanding
       Basic                                       9,125            9,124            9,060            8,863           8,722
       Diluted                                     9,290            9,124            9,306            9,338           9,052


                                                        As of December 31,
                                 ------------------------------------------------------------
                                   2000         1999        1998          1997        1996
                                 --------     --------     --------     --------     --------
Balance Sheet Data:
     Total assets                $102,392     $103,054     $112,840     $110,669     $ 82,009
     Short-term debt               24,129       22,683       27,094       23,444       13,553
     Long-term debt, less
        current installments       12,724       13,922       17,568       21,565       15,459
     Shareholders' equity          43,533       44,476       48,258       42,961       37,036


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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2000  and December 31, 1999

Net sales for the year ended December 31, 2000 were $113.5 million, down $16.3 million, or 13%, from $129.8 million in 1999. Sales in the North America region declined $12.3 million, or 14%. Substantially all of the decline was caused by lower sales of frozen beverage equipment. During 1999, the Company shipped a large, non-recurring order of frozen beverage equipment to a single customer. Revenue in Latin America (excluding Brazil) fell $3.3 million, or 30%, while sales in Brazil fell $0.5 million, or 26%. Sales in Asia declined $2.8 million, or 49%. Results in Latin America and Asia continued to suffer from poor economic conditions. Sales rose $1.4 million (15%) in Europe partly because of improved sales of frozen beverage equipment. The Company's business in the Pacific region continued to benefit from activity related to the 2000 Olympic Games in Australia, rising $1.2 million, or 8%.

Sales to customers outside the United States were 40% of net sales in 2000, and 35% of net sales in 1999.

Gross margin for the year ended December 31, 2000 was 22.8%, compared to 16.7% in 1999. In the 1999 period, gross margin was negatively impacted by factors including reduced production levels that led to insufficient overhead absorption, an $0.8 million reserve for certain types of equipment whose marketability had become impaired, and changes in the sales mix toward lower margin products, particularly frozen beverage equipment. The lower gross margin on frozen beverage equipment stems from the fact that the Company buys the dispensers from a joint venture of which the Company owns 50%. The Company resells the dispensers and earns a distribution profit, which is reflected in gross margin. The Company's 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income.

Selling, general and administrative expenses were $22.1 million in 2000, down from $22.2 million in 1999. Increases in research and development spending and employment costs in 2000 were offset by reductions in a number of discretionary spending categories.

In 1999, the Company expensed $6.0 million relating to the impairment of substantially all of the Company's investment in its Brazilian subsidiary. The Company substantially reduced its Brazilian operations in an effort to limit continued losses caused by the depressed business environment in much of Latin America.

Interest expense was $3.3 million in 2000, down from $3.5 million in the prior year, reflecting lower average borrowings. The Company reported a loss of $0.1 million from its frozen beverage joint venture in 2000, compared to income of $1.7 million in 1999. The decline in joint venture income was caused by the joint venture producing fewer dispensers in 2000 than in 1999. The Company recorded a gain of $0.9 million in 1999 on the sale of its investment in Victory Refrigeration, a manufacturer of refrigerated coolers. The minority interest benefit of $0.2 million in 2000 and $0.1 million in 1999 stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The provision for income taxes was $0.4 million in 2000. The Company recorded a tax benefit of $2.5 million in 1999 because of the pretax loss of $7.1 million. The effective rate rose in 2000 because nondeductible expenses were a larger percentage of pretax income in 2000 than in 1999. Additionally, a larger proportion of income was earned in high tax jurisdictions in 2000. Net income in 2000 was $0.6 million, compared to a net loss of $4.6 million in 1999.


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

Gross margin for the year ended December 31, 1999 was 16.7%, down from 24.1 % in 1998. Reduced production levels at plants in the United States and Mexico negatively affected overhead absorption rates during the year. Gross margin was further reduced by changes in the sales mix, particularly by higher sales of frozen beverage dispensers. Additionally, the Company made a provision of approximately $0.8 million in 1999 for certain types of equipment whose marketability has been impaired.

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

Interest expense was $3.5 million in 1999, down from $3.9 million in the prior year, reflecting lower average borrowings. The Company reported income from its frozen beverage joint venture of $1.7 million in 1999, versus $0.2 million in 1998. Also during 1999, the Company recorded a gain of $0.9 million on the sale of its investment in Victory Refrigeration, a manufacturer of refrigerated coolers. The minority interest benefit of $0.1 million stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The Company recorded a tax benefit of $2.5 million in 1999 because of the pretax loss of $7.1 million. The provision for income taxes was $4.1 million in 1998. The effective tax rate fell in 1999 from the rate in 1998 because of nondeductible losses incurred by foreign operations in 1998, which were partially deducted in 1999. The net loss for 1999 was $4.6 million, compared to net income of $5.8 million in the prior year.


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

Lancer generated $4.5 million of net cash from operating activities in 2000, compared to $13.1 million in 1999. Changes in inventory levels consumed $4.6 million of cash in 2000, and generated $9.4 million in 1999.

Capital spending was $5.2 million during 2000. The Company's investment in production tooling and equipment accounted for most of the spending. Capital spending was financed with cash from operations, increased borrowings, and with cash on hand.

During 2000, the Company amended its credit facilities with its primary lenders. The primary changes were the following: the expiration of the facilities was extended until July 15, 2002, certain financial covenants were adjusted, scheduled quarterly principal payments were reduced to $0.35 million, the facilities were collateralized by substantially all of the Company's assets in the United States, and the revolving credit facility was reduced to $30.0 million. The Company's bank facilities require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with, or has obtained waivers of, the financial ratios and covenants contained in the credit agreement.


INFLATION

Management believes inflation has not had a significant impact on its business or operations.

SEASONALITY

The Company's net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company's customers.


ACCOUNTING MATTERS

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the "Code") was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the Code, as amended, a portion of a FSC's income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. As a result, at some point, the interest charge the Company incurs on the deferred federal income taxes of its DISC will equal or exceed the taxes it would have incurred had it operated a FSC. Current tax regulations prevent the Company from maintaining the DISC and a FSC concurrently. The Company does not plan to convert from the DISC to a FSC in 2001. At the time of such a conversion, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. The Company would be able to pay such federal income taxes over a ten-year period. If the DISC had been converted on December 31, 2000, it would have resulted in a reduction of approximately $0.8 million in the Company's net earnings.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides guidance on accounting and financial reporting for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company will adopt SFAS No. 133 effective January 1, 2001. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record an after-tax, cumulative-effect-type expense to net income of approximately $34,000 related to certain derivative instruments consisting principally of interest rate swap agreements. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in the fair value of those derivatives will be recorded in income.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 31, 2000, substantially all of the Company's $36.9 million of debt outstanding was variable rate debt. The Company uses interest rate swap agreements (the "Swap Agreements") to hedge a portion of the interest rate risk associated with the Company's variable rate debt. The Company has entered into Swap Agreements with a combined notional amount of $15.0 million. Under the Swap Agreements, the Company pays fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. Based on exposures on December 31, 2000, if interest rates were to change by one percentage point, the Company's annual pretax income would be impacted by approximately $0.2 million.

The Company does not trade in interest rate swaps with the objective of earning financial gain on interest rate fluctuations. The Company had no additional derivative financial instruments at December 31, 2000.

In 2000, $2.2 million of the Company's operating income was incurred by foreign subsidiaries with a functional currency other than the United States dollar. If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $0.2 million, when translated to United States dollars. This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Schedule" included herein for information required for Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in the Company's proxy statement for its May 15, 2001 Annual Meeting of Shareholders, which is to be filed with the Commission, describes all persons to be nominated to become directors of the Company as required in response to this item and is incorporated herein by reference. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement which is to be filed with the Commission is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:


        NAME                      AGE              POSITION WITH THE COMPANY
        ----                      ---              -------------------------
  Alfred A. Schroeder             64                 Chairman of the Board
  George F. Schroeder             61                 President, Chief Executive Officer and Director
  Christopher D. Hughes           54                 Chief Operating Officer
  Mark L. Freitas                 40                 Corporate Controller
  Walter J. Biegler               59                 Director
  Jean M. Braley                  71                 Director
  Charles K. Clymer               64                 Director
  Olivia F. Kirtley               50                 Director
  Michael E. Smith                59                 Director
  E.T. (Toby) Summers, III        53                 Director

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

Mr. Christopher D. Hughes, Chief Operating Officer, joined the Company in 2000. Prior to joining Lancer, Mr. Hughes worked for 17 years with Enodis Corporation and its predecessor entity, Scotsman Industries. He served in a variety of senior management positions with Enodis, including Vice President-Operations of Kysor Warren, President of Booth/Crystal Tips, President of Halsey Taylor, and Vice President-Operations of Scotsman Ice Systems. Prior to his association with Enodis, Mr. Hughes served as Vice-President-General Manager of Morrison-Knudsen's Central and Western Transit Operations, and as Vice President-Operations of Mooney Aircraft Corporation in Kerrville, Texas.

Mr. Mark L. Freitas joined the Company in 1998 and serves as Corporate Controller. Before joining Lancer, Mr. Freitas worked for three years with Bausch & Lomb, Inc., as a Senior Corporate Auditor and Cost Manager, and ten years in public accounting with various firms.

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

Ms. Olivia F. Kirtley has served as a director of the Company since 1999. She currently is Chair of the Board of the American Institute of Certified Public Accountants (AICPA) Board of Examiners, which oversees the uniform CPA Examination for the United States. The AICPA is the national professional organization for over 350,000 CPAs in business and industry, public practice, government and education. From 1998-1999, Ms. Kirtley served as Chair of the AICPA. Until 2000, Ms. Kirtley was Vice President of Vermont American Corporation, a leading global manufacturer and marketer of power tool accessories, headquartered in Louisville, Kentucky. Ms. Kirtley was with Vermont American over 20 years and held the positions of Chief Financial Officer, Treasurer and Director of Tax. Ms. Kirtley has served on the Board of Directors of Res Care, Inc. since 1998.

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

All directors of the Company are elected annually. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. During 2000, the Board of Directors of the Company maintained an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee were Walter J. Biegler, Olivia F. Kirtley and E.T. Summers, III. The Audit Committee met four times in 2000. The members of the Compensation Committee were Jean M. Braley, Charles K. Clymer and Michael E. Smith. No member of the Compensation Committee was an executive officer of the Company. The Compensation Committee met three times in 2000. The members of the Stock Option Committee were Jean M. Braley, Charles K. Clymer and Michael E. Smith. The Stock Option Committee met five times in 2000.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation and Certain Transactions" in the Company's proxy statement for its May 15, 2001 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Principal Shareholders" and "Election of Directors" in the Company's proxy statement for its May 15, 2001 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for its May 15, 2001 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

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

         10.38### Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.

         10.39** Fourth Amendment to Credit Agreement dated March 15, 1999 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.

         10.40*** Seventh Amendment and Restated Credit Agreement dated October
                  26, 2000 between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.

         10.41*** Security Agreement between Lancer Corporation and The Frost
                  National Bank, Harris Trust and Savings Bank, and Whitney National Bank.

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

*** This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000.


(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:  /s/ GEORGE F. SCHROEDER
George F. Schroeder                                               March 23, 2001
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                                                         Date
--------------------------------          ----------------------------------                            ---------------------
/s/ ALFRED A. SCHROEDER                   Chairman of the Board                                         March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
Alfred A. Schroeder                                                                                     Date

/s/ GEORGE F. SCHROEDER                   President and Director                                        March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
George F. Schroeder                       (principal executive officer)                                 Date


/s/ WALTER J. BIEGLER                     Director                                                      March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
Walter J. Biegler                                                                                       Date

/s/ JEAN M. BRALEY                        Director                                                      March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
Jean M. Braley                                                                                          Date

/s/ CHARLES K. CLYMER                     Director                                                      March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
Charles K. Clymer                                                                                       Date

/s/ OLIVIA F. KIRTLEY                     Director                                                      March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
Olivia F. Kirtley                                                                                       Date

/s/ MICHAEL E. SMITH                      Director                                                      March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
Michael E. Smith                                                                                        Date

/s/ E. T. SUMMERS, III                    Director                                                      March 23, 2001
--------------------------------          ----------------------------------                            ---------------------
E. T. Summers, III                                                                                      Date

                       LANCER CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

LANCER CORPORATION AND SUBSIDIARIES
  Independent Auditors' Report                                                               F-2

  Consolidated Balance Sheets as of December 31, 2000 and 1999                               F-3

  Consolidated Statements of Operations for each of the years in the three-year period
     ended December 31, 2000                                                                 F-5

  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
     for each of the years in the three-year period ended December 31, 2000                  F-6

  Consolidated Statements of Cash Flows for each of the years in the
     three-year period ended December 31, 2000                                               F-7

  Notes to Consolidated Financial Statements                                                 F-8

  Schedule for the years ended December 31, 2000, 1999 and 1998

     II-Reserve account                                                                     F-22


LANCER FBD PARTNERSHIP, LTD.
Report of Independent Public Accountants                                                    F-23

Balance Sheets as of December 31, 2000 and 1999                                             F-24

Statements of Income for the years ended December 31, 2000 and 1999                         F-26

Statements of Partners' Capital for the years ended December 31, 2000 and 1999              F-27

Statements of Cash Flows for the years ended December 31, 2000 and 1999                     F-28

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Lancer Corporation:

We have audited the accompanying consolidated balance sheets of Lancer Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  KPMG LLP



San Antonio, Texas
February 28, 2001

                       LANCER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                    (Amounts in thousands, except share data)

                                     ASSETS


                                                           2000               1999
                                                        ------------      ------------
Current assets:
     Cash                                               $        771      $      1,227
     Receivables:
         Trade accounts and notes                             16,222            17,483
         Other                                                   643               537
                                                        ------------      ------------
                                                              16,865            18,020
         Less allowance for doubtful accounts                   (379)             (414)
                                                        ------------      ------------
            Net receivables                                   16,486            17,606
                                                        ------------      ------------
     Inventories                                              40,224            36,166
     Prepaid expenses                                            642               465
     Income taxes receivable                                      --             3,505
     Deferred tax asset                                          273               134
                                                        ------------      ------------
            Total current assets                              58,396            59,103
                                                        ------------      ------------

Property, plant and equipment, at cost:
     Land                                                      1,260             1,260
     Buildings                                                21,981            21,880
     Machinery and equipment                                  21,838            20,531
     Tools and dies                                           11,273             9,025
     Leaseholds, office equipment and vehicles                10,143             8,941
     Assets in progress                                        1,581             1,821
                                                        ------------      ------------
                                                              68,076            63,458
     Less accumulated depreciation and amortization          (31,384)          (27,795)
                                                        ------------      ------------
         Net property, plant and equipment                    36,692            35,663
                                                        ------------      ------------

Long-term receivables ($529 and $746 due
     from officers, respectively)                                761             1,029
Long-term investments                                          2,599             3,053
Intangibles and other assets, at cost, less
     accumulated amortization                                  3,944             4,206
                                                        ------------      ------------

                                                        $    102,392      $    103,054
                                                        ============      ============



          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                           December 31, 2000 and 1999

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2000              1999
                                                   ------------      ------------
Current liabilities:
  Accounts payable                                 $      8,962      $      9,119
  Current installments of long-term debt                  3,129             5,083
  Line of credit with bank                               21,000            17,600
  Deferred licensing and maintenance fees                   774               619
  Accrued expenses and other liabilities                  5,071             4,091
  Taxes payable                                             584                --
                                                   ------------      ------------
    Total current liabilities                            39,520            36,512

Deferred  tax liability                                   2,448             3,102
Long-term debt, excluding current installments           12,724            13,922
Deferred licensing and maintenance fees                   3,873             4,500
                                                   ------------      ------------

    Total liabilities                                    58,565            58,036
                                                   ------------      ------------

Commitments and contingencies                                --                --

Minority interest                                           294               542

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                  --                --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,124,857
   issued and outstanding in 2000 and 1999                   91                91

  Additional paid-in capital                             11,933            11,933

  Accumulated other comprehensive loss                   (3,317)           (1,816)

  Retained earnings                                      34,826            34,268
                                                   ------------      ------------

    Total shareholders' equity                           43,533            44,476
                                                   ------------      ------------

                                                   $    102,392      $    103,054
                                                   ============      ============



          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998

                    (Amounts in thousands, except share data)

                                                    2000             1999             1998
                                                 -----------      -----------      -----------

Net sales                                        $   113,530      $   129,840      $   138,423

Cost of sales                                         87,663          108,154          105,016
                                                 -----------      -----------      -----------

    Gross profit                                      25,867           21,686           33,407

Selling, general and administrative expenses          22,084           22,153           19,911
Write-down of Brazilian assets                            --            5,956               --
                                                 -----------      -----------      -----------

    Operating income (loss)                            3,783           (6,423)          13,496
                                                 -----------      -----------      -----------

Other (income) expense:
  Interest expense                                     3,297            3,464            3,899
  Loss (income) from joint venture                        82           (1,677)            (154)
  Gain on sale of investment                              --             (895)              --
  Minority interest                                     (248)            (124)              --
  Interest and other income, net                        (261)            (123)            (170)
                                                 -----------      -----------      -----------
                                                       2,870              645            3,575
                                                 -----------      -----------      -----------

    Earnings (loss) before income taxes                  913           (7,068)           9,921
                                                 -----------      -----------      -----------

Income tax expense (benefit):
  Current                                              1,059           (2,675)           2,772
  Deferred                                              (704)             174            1,306
                                                 -----------      -----------      -----------
                                                         355           (2,501)           4,078
                                                 -----------      -----------      -----------

    Net earnings (loss)                          $       558      $    (4,567)     $     5,843
                                                 ===========      ===========      ===========

Common Shares and Equivalents Outstanding:
  Basic                                            9,124,857        9,123,527        9,059,539
  Diluted                                          9,290,003        9,123,527        9,305,796

Earnings  (Loss) Per Share:
  Basic                                          $      0.06      $     (0.50)     $      0.64
  Diluted                                        $      0.06      $     (0.50)     $      0.63




          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 2000, 1999 and 1998

                    (Amounts in thousands, except share data)

                                                                                   Accumulated
                                                                  Additional        and Other                             Total
                                                  Common           Paid-in        Comprehensive        Retained       Shareholders'
                                                   Stock           Capital        Income (Loss)        Earnings          Equity
                                               ------------      ------------     -------------      ------------     ------------
Balance December 31, 1997                      $         89      $     11,607      $     (1,728)     $     32,992     $     42,960
    Comprehensive income:
      Net earnings                                       --                --                --             5,843            5,843
      Cumulative translation adjustment                  --                --              (853)               --             (853)
                                                                                                                      ------------
         Total comprehensive income:                     --                --                --                --            4,990
                                                                                                                      ------------
      Acquisition and retirement of 40,608
         share of common stock                           --              (591)               --                --             (591)
      Exercise of 259,906 stock options                   2               897                --                --              899
                                               ------------      ------------      ------------      ------------     ------------
Balance December 31, 1998                                91            11,913            (2,581)           38,835           48,258
    Comprehensive loss:
      Net loss                                           --                --                --            (4,567)          (4,567)
      Cumulative translation adjustment                  --                --               829                --              829
      Unrealized loss on investment,
        net of tax                                       --                --               (64)               --              (64)
                                                                                                                      ------------
         Total comprehensive loss:                                                                                          (3,802)
                                                                                                                      ------------
      Exercise of 3,375 stock options                    --                20                --                --               20
                                               ------------      ------------      ------------      ------------     ------------
Balance December 31, 1999                                91            11,933            (1,816)           34,268           44,476
    Comprehensive loss:
      Net earnings                                       --                --                --               558              558
      Cumulative translation adjustment                  --                --            (1,393)               --           (1,393)
      Unrealized loss on investment,
         net of tax                                      --                --              (108)               --             (108)
                                                                                                                      ------------
         Total comprehensive loss:                                                                                            (943)
                                               ------------      ------------      ------------      ------------     ------------
Balance December 31, 2000                      $         91      $     11,933      $     (3,317)     $     34,826     $     43,533
                                               ============      ============      ============      ============     ============




          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                             (Amounts in thousands)

                                                                                   2000               1999               1998
                                                                                ------------      ------------      ------------
Cash flow from operating activities:
    Net earnings (loss)                                                         $        558      $     (4,567)     $      5,843

    Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                    4,205             3,990             2,888
      Deferred licensing and maintenance fees                                           (472)            2,521               494
      Deferred income taxes                                                             (704)              174             1,321
      Loss on sale and disposal of assets                                                 10                22                16
      Gain on sale of long-term investments                                               --              (895)               --
      Minority interest                                                                 (248)             (124)               --
      Loss (earnings) from joint venture                                                  82            (1,677)             (154)
      Impairment of Brazilian assets                                                      --             5,956                --
      Change in assets and liabilities, net of effects
        from purchase of subsidiary:
           Receivables                                                                   635             3,041             1,401
           Prepaid expenses                                                             (177)               95              (381)
           Income taxes receivable                                                     3,505            (3,300)             (212)
           Inventories                                                                (4,646)            9,431            (2,174)
           Other assets                                                                 (365)             (567)             (439)
           Accounts payable                                                              409               303            (3,098)
           Accrued expenses                                                            1,098            (1,298)             (930)
           Income taxes payable                                                          584               (12)             (193)
                                                                                ------------      ------------      ------------
             Net cash provided by operating activities                                 4,474            13,093             4,382
                                                                                ------------      ------------      ------------

Cash flow from investing activities:
      Proceeds from sale of assets                                                         2                16                 7
      Acquisition of property, plant and equipment                                    (5,166)           (4,957)           (5,216)
      Acquisition of subsidiary company                                                   --            (1,719)               --
      Proceeds (purchase) of long-term investments and affiliates                        209             2,738               111
                                                                                ------------      ------------      ------------
             Net cash used in investing activities                                    (4,955)           (3,922)           (5,098)
                                                                                ------------      ------------      ------------

Cash flow from financing activities:
      Net borrowings (repayments) under line of credit agreements                      3,400            (4,700)            3,300
      Proceeds from issuance of long-term debt                                            --             1,457                --
      Retirement of long-term debt                                                    (3,075)           (4,827)           (3,647)
      Net proceeds from exercise of stock options                                         --                20               308
                                                                                ------------      ------------      ------------
             Net cash (used in) provided by financing activities                         325            (8,050)              (39)
                                                                                ------------      ------------      ------------
Effect of exchange rate changes on cash                                                 (300)           (1,013)               23
Net (decrease) increase in cash                                                         (456)              108              (732)
Cash at beginning of year                                                              1,227             1,119             1,851
                                                                                ------------      ------------      ------------
Cash at end of year                                                             $        771      $      1,227      $      1,119
                                                                                ============      ============      ============


           See accompanying notes to consolidated financial statements

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 5 to 39 years. Long-lived assets are evaluated annually for possible impairment adjustments which may be required. See note 2 for discussion of impairment of Brazilian assets in 1999.

Maintenance, repair and purchases of small tools and dies are expensed as incurred.

Intangibles and Other Assets

Intangibles and other assets consist principally of patents and goodwill. Patents are amortized over the estimated useful lives of the respective assets using the straight-line method. Goodwill is being amortized using the straight-line method over twenty to thirty years. The Company continually evaluates the carrying value of goodwill as well as the amortization period to determine whether adjustments are required. See note 2 for discussion of impairment of Brazilian assets in 1999.

Long-term Investments

The Company owns a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems. The investment is accounted for under the equity method. The remaining 50% is owned by the developer of the technology utilized by the joint venture. The joint venture now owns the rights to that technology. (See note 3)

Also included in long-term investments is an investment in the common stock of Packaged Ice, Inc., a company which sells ice bagger machines manufactured by the Company. Lancer owns less than 10% of the common stock of Packaged Ice, Inc. The investment, accounted for as an available-for-sale security, is recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. The fair value is determined by quoted market prices.

Net Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options approximated 165,146, 0, and 246,257 shares in 2000, 1999 and 1998, respectively. Options to purchase approximately 293,875, 110,750 and 56,500 shares in 2000, 1999 and 1998, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

Revenue is recognized in accordance with the following methods:
     (a) At time of shipment for all products except for those sold under agreements described in (b);
     (b) As produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.

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

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $3.8 million, $2.7 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Stock Compensation Plans

The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. In addition, the required pro forma disclosures of net income and net income per share as if the fair value method of accounting for stock based compensation had been applied under SFAS No. 123 "Accounting for Stock-Based Compensation" are made in the notes to the consolidated financial statements. (See note 6)

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive (loss) income consists of net earnings (loss), currency translation adjustment, and unrealized loss on investment and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires additional disclosures in the consolidated financial statements but it does not affect the Company's financial position or results of operations.

Segment Disclosures

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. (See note 14)

Use of Estimates

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

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides guidance on accounting and financial reporting for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company will adopt SFAS No. 133 effective January 1, 2001. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record an after-tax, cumulative-effect-type expense to net income of approximately $34,000 related to certain derivative instruments consisting principally of interest rate swap agreements. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in the fair value of those derivatives will be recorded in income.


2. IMPAIRMENT OF BRAZILIAN ASSETS

As a result of the continuing poor business conditions in much of Latin America, the Company has substantially reduced its manufacturing operations in Brazil. Accordingly, the Company's investment in Brazil has been written-down to net realizable value. The write-down resulted in a pre-tax charge of approximately $6.0 million during 1999.


3. INVESTMENT IN JOINT VENTURE

Summarized financial data for investment in joint venture is as follows (amounts in thousands):


Condensed Statement of Operations          2000              1999              1998
                                        ------------     ------------     ------------

     Net Sales                          $      8,632     $     22,991     $      7,512
     Gross profit                              2,251            5,480            1,557
     Net earnings                                154            3,826              445

Condensed Balance Sheet

     Current assets                     $      3,225     $      3,529
     Non-current assets                        3,344            3,497
                                        ------------     ------------
                                        $      6,569     $      7,026
                                        ============     ============

     Current liabilities                $      1,008     $      1,140
     Non-current liabilities                       9               16
     Partners' capital                         5,552            5,870
                                        ------------     ------------
                                        $      6,569     $      7,026
                                        ============     ============

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's 50% share of net earnings, after elimination of profit in ending inventory, is included in other income. The Company purchases substantially all equipment manufactured by the joint venture as it is produced.


4. INCOME TAXES

An analysis of income tax expense (benefit) follows (amounts in thousands):

      2000              Current       Deferred       Total
      ----             ----------    ----------    ----------

Federal                $     (297)   $     (680)   $     (977)
State                          24            --            24
Foreign                     1,332           (24)        1,308
                       ----------    ----------    ----------

Total                  $    1,059    $     (704)   $      355
                       ==========    ==========    ==========

      1999
      ----

Federal                $   (3,563)   $      158    $   (3,405)
State                          24            --            24
Foreign                       864            16           880
                       ----------    ----------    ----------

Total                  $   (2,675)   $      174    $   (2,501)
                       ==========    ==========    ==========

      1998
      ----

Federal                $    1,844    $    1,095    $    2,939
State                          52            --            52
Foreign                       876           211         1,087
                       ----------    ----------    ----------

Total                  $    2,772    $    1,306    $    4,078
                       ==========    ==========    ==========

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following (amounts in thousands):


                                                            2000           1999
                                                          ----------     ----------
Deferred tax assets:
    Accounts receivable                                   $       85             --
    Inventory                                                    382             --
    Compensation and benefits                                    349            308
    Net operating loss carryforward, expiring in 2020            579             --
    Foreign creditable minimum taxes                             323            441
    Foreign deferred assets                                      108            101
    Other                                                        392             54
                                                          ----------     ----------
Total gross deferred tax assets                                2,218            904
                                                          ----------     ----------

Deferred tax liabilities:
  Accounts receivable                                             --             85
  Inventories                                                     --             35
  Property, plant and equipment                                3,007          2,603
  DISC income                                                  1,386          1,149
                                                          ----------     ----------
    Total deferred tax liability                               4,393          3,872
                                                          ----------     ----------
       Net deferred tax liability                         $    2,175     $    2,968
                                                          ==========     ==========


The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss on its investment in the Brazilian operation. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000.

The actual tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (amounts in thousands):


                                                     2000              1999              1998
                                                 ------------      ------------      ------------
Computed "expected" tax expense (benefit)        $        310      $     (2,403)     $      3,373

Increase (decrease) in taxes resulting from:
     Effect of foreign tax losses                          --              (256)              452
     Effect of nondeductible expenses                      99               167               106
     State, net of Federal benefit                         16                16                35
     Effect of foreign tax rates                           83                68                50
     Other, net                                          (153)              (93)               62
                                                 ------------      ------------      ------------
                                                 $        355      $     (2,501)     $      4,078
                                                 ============      ============      ============

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In accordance with SFAS No. 109, no federal and state income taxes have been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992. On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. Should the DISC terminate in the future, SFAS No. 109 would require federal and state income taxes to be provided. Such a provision would result in a federal and state income tax charge to the financial statements, thereby increasing the Company's effective tax rate.

Actual net income taxes (refunded) paid were approximately ($3.0) million, ($0.3) million and $3.2 million for 2000, 1999 and 1998, respectively.


5. LONG-TERM DEBT AND LINE OF CREDIT WITH BANKS


     (Amounts in thousands)                                                             2000             1999
                                                                                    ------------     ------------
$14,824 notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 9.46% at December 31,
     2000) through July 15, 2002; secured by substantially all
     of the Company' assets in the United States                                    $     14,124     $     15,974

Note payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 7.37% at
     December 31, 2000) through December 31, 2001                                          1,594            2,392

Notes payable to bank, denominated in Australian dollars, due in monthly installments plus interest based on the Bank Bill Swap Reference Rate
     (weighted average interest rate of 7.81% at December 31, 1999)                           --              639

Other                                                                                        135               --
                                                                                    ------------     ------------

                                                                                          15,853           19,005

Less current installments of long-term debt                                                3,129            5,083
                                                                                    ------------     ------------
                                                                                    $     12,724     $     13,922
                                                                                    ============     ============

The Company also has a $30.0 million revolving credit facility (the "Revolving Facility") from three banks. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. The Revolving Facility is collateralized by substantially all of the Company's assets in the United States. Amounts outstanding under the revolving facility were $21.0 million at December 31, 2000 and $17.6 million at December 31, 1999. There was $2.5 million available under the Revolving Facility on December 31, 2000. Interest accrues at a rate based upon either LIBOR or upon the Banks' prime rate. The weighted average interest rate was 9.66% as of December 31, 2000. The Revolving Facility expires July 15, 2002.

The Company has a $0.3 million credit facility with an Australian bank. Availability under the credit facility is based on the original principal balance less scheduled monthly payments. There was $0.3 million available under the credit facility at December 31, 2000.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Annual maturities on long-term debt outstanding at December 31, 2000 are as follows (amounts in thousands):

            2001                    $     3,129
            2002                         12,724
                                    -----------
                                    $    15,853
                                    ===========

To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the "Swap Agreements") for a combined notional principal amount of $15 million. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Company's Swap Agreements provide that the Company pay fixed interest rates ranging from 5.98% to 6.345%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institution involved.

The Credit Facilities and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance or has obtained waivers for all of these financial ratios and covenants as of December 31, 2000.

Actual interest paid was approximately $3.2 million, $3.6 million and $4.0 million in 2000, 1999 and 1998, respectively.


6. EMPLOYEE BENEFIT PLANS

Common Stock Options

The Company has stock option plans under which incentive and non-qualified options may be granted. Options are granted at the market price per share at the grant date. Options generally become exercisable in 20% increments beginning on the grant date and expire five years from the grant date.

A summary of transactions for all options follows:

                                   Stock Options          Option Price
                                   -------------     -------------------------

Outstanding at December 31, 1997        798,638      $     1.29 -        16.54
     Granted                             44,000            9.63 -        13.63
     Canceled                           (27,869)           4.93 -         7.39
     Exercised                         (259,906)           2.37 -         7.39
                                     ----------      ----------     ----------
Outstanding at December 31, 1998        554,863      $     1.29 -        16.54
     Granted                             82,000            7.81 -        10.06
     Canceled                           (90,500)           7.22 -        13.83
     Exercised                           (3,375)           4.96 -         7.22
                                     ----------      ----------     ----------
Outstanding at December 31, 1999        542,988      $     1.29 -        16.54
     Granted                            225,000            3.57 -         5.00
     Canceled                           (22,950)           3.57 -        13.25
                                     ----------      ----------     ----------
Outstanding at December 31, 2000        745,038      $     1.29 -   $    16.54
                                     ==========      ==========     ==========

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of exercisable options follows:

                  Number of       Weighted
   Range of      Exercisable      Avg. of
    Prices         Options     Exercise Price
-------------    -----------   --------------
1998
$1.0 to 5.0          258,187     $     1.33
$5.1 to 10.0         120,325     $     7.49
$10.0 to 17.0         23,400     $    14.23
                  ==========     ==========

1999
$1.0 to 5.0          256,162     $     1.30
$5.1 to 10.0         158,800     $     7.61
$10.0 to 17.0         24,400     $    14.94
                  ==========     ==========

2000
$1.0 to 5.0          300,761     $     1.66
$5.1 to 10.0         191,375     $     7.67
$10.0 to 17.0         32,100     $    14.97
                  ==========     ==========


The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation has been recognized for the stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings
(loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):

                                                          2000             1999              1998
                                                      ------------     ------------      ------------
Net earnings (loss)-as reported                       $        558     $     (4,567)     $      5,843
Net earnings (loss)-pro forma                                  305           (4,893)            5,579
Net earnings (loss) per basic share-as reported               0.06            (0.50)             0.64
Net earnings (loss) per basic share-pro forma                 0.03            (0.54)             0.62
Net earnings (loss) per diluted share-as reported             0.06            (0.50)             0.63
Net earnings (loss) per diluted share-pro forma               0.03            (0.54)             0.60
Weighted-average fair value of
  options, granted during the year                            1.51             3.61              4.28

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted in 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                            2000          1999          1998
                          --------      --------      --------

Expected life (years)            4             4             4
Interest rate                  5.0%          6.5%          5.4%
Volatility                    43.4%         42.0%         40.4%
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

EMPLOYEE PROFIT SHARING PLAN

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of 50% of the first 6% of the salary contributed to the plan through salary deferral. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 include Company contributions to the plan of approximately $0.5 million, $0.4 million and $0.6 million, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of Lancer Pacific Pty. Ltd. Contributions during 2000, 1999 and 1998 totaled approximately $162,000, $80,000, and $47,000, respectively.


7. LEASES

The Company rents a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2000, future minimum lease payments required under all noncancelable operating leases are as follows (amounts in thousands):

                     2001                                  891
                     2002                                  760
                     2003                                  304
                     2004                                  160
                                               ---------------
         Total minimum lease payments                  $ 2,115
                                               ===============

Total rental expense was approximately $2.5 million, $2.8 million and $2.6 million in 2000, 1999 and 1998, respectively.

The Company is party to agreements to provide warehousing space and services for certain of its customers. Rental income related to the warehousing agreements totaled approximately $1.2 million, $1.1 million and $0.8 million in 2000, 1999 and 1998, respectively.


8. LONG-TERM RECEIVABLES

Long-term receivables are interest bearing and include approximately $0.5 million and $0.7 million due from officers as of December 31, 2000 and 1999, respectively.


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

Debt and Swap Agreements

The carrying amount of the Company's long-term debt, short-term debt, and interest rate swap agreements approximate market value as the rates are variable or are fixed at current market rates. The fair market value of interest rate swap agreements was approximately $(0.1) million as of December 31, 2000.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During the third quarter of 1999, the Company formed Lancer Ice Link, LLC. Lancer Ice Link is a joint venture formed to develop and commercialize ice transport technology. The Company's partner contributed intellectual property rights in return for a 40% ownership interest. The Company owns the remaining 60%, and has agreed to fund certain development costs incurred by the joint venture. Lancer Ice Link's financial statements are consolidated with those of the Company. 40% of the losses of Lancer Ice Link have been recorded as income from minority interest in the Company's Consolidated Statements of Operations.


11. SUPPLEMENTAL BALANCE SHEET AND INCOME STATEMENT INFORMATION

Inventory components are as follows (amounts in thousands):


                                 2000            1999
                              ----------     ----------
Finished goods                $   16,407     $   14,662
Work in process                   11,043         10,828
Raw material and supplies         12,774         10,676
                              ----------     ----------
                              $   40,224     $   36,166
                              ==========     ==========


Accrued expenses consist of the following (amounts in thousands):


                                       As of December 31,
                                     -----------------------
                                       2000          1999
                                     ---------     ---------
Payroll and related expenses         $   1,832     $   1,706
Commissions                                556           170
Health and workers' compensation           604           481
Property taxes                             319           330
Interest                                   434           344
Other                                    1,326         1,060
                                     ---------     ---------
                                     $   5,071     $   4,091
                                     =========     =========

12. CONTINGENCIES

The Company is a party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the third quarter of 1999, the Company wrote-off approximately $6.0 million of its investment in Brazil as a result of continuing poor economic conditions in that country. The fourth quarter of 1999 included an unfavorable inventory adjustment of $0.8 million resulting from a physical inventory count. The following table reflects the quarterly results for 2000 and 1999 (in thousands except for share data):

                                                      Three Months Ended
                                      --------------------------------------------------
2000                                     March        June       September     December
                                          31           30           30           31
                                      ----------   ----------   ----------    ----------

Net sales                             $   27,729   $   31,551   $   29,641    $   24,609
Gross profit                               6,237        8,156        6,709         4,765
Net earnings (loss)                          315          806          549        (1,112)

Earnings (loss) per share:
  Basic                               $     0.03   $     0.09   $     0.06    $    (0.12)
  Diluted                             $     0.03   $     0.09   $     0.06    $    (0.12)



                                                      Three Months Ended
                                      --------------------------------------------------
1999                                    March         June       September     December
                                          31           30           30            31
                                      ----------   ----------   ----------    ----------

Net sales                             $   36,228   $   38,072   $   29,183    $   26,357
Gross profit                               8,068        7,575          854         5,189
Net earnings (loss)                        1,451        1,449       (7,082)         (385)

Earnings (loss) per share:
  Basic                               $     0.16   $     0.16   $    (0.78)   $    (0.04)
  Diluted                             $     0.16   $     0.16   $    (0.78)   $    (0.04)

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer.

                                      North      Latin
   Amounts in thousands              America    America    Pacific      Brazil    Europe       Asia    Corporate     Total
                                    ---------  ---------  ---------   --------   ---------  ---------  ----------  ---------

Year ended December 31, 2000
   Total revenues                   $  73,618      7,882     16,639      1,538      10,897      2,956         --   $ 113,530
   Depreciation and amortization        3,583        156        342         60          64         --         --       4,205
   Operating income (loss)             11,272      1,219      2,196         10       1,113        973    (13,000)      3,783
   Identifiable assets
     at December 31, 2000              76,885      9,348      9,522      1,915       4,722         --         --     102,392
   Capital expenditures                 3,916        290        471        368         121         --         --       5,166

Year ended December 31, 1999
   Total revenues                   $  85,889     11,225     15,407      2,065       9,471      5,783         --   $ 129,840
   Depreciation and amortization        3,250        151        429        139          21         --         --       3,990
   Operating income (loss)              8,451        528      1,535     (6,819)      1,023        845    (11,986)     (6,423)
   Identifiable assets
     at December 31, 1999              78,766      7,742     12,128      1,297       3,121         --         --     103,054
   Capital expenditures                 4,819          4         55         63          16         --         --       4,957

Year ended December 31, 1998
   Total revenues                   $  72,372     21,624     15,459      6,142      11,446     11,380         --   $ 138,423
   Depreciation and amortization        2,317         21        245        284          21         --         --       2,888
   Operating income (loss)             15,691      3,282      2,199     (1,743)      2,273      2,153    (10,359)     13,496
   Identifiable assets
     at December 31, 1998              88,274      4,496      9,233      6,319       4,518         --         --     112,840
   Capital expenditures                 4,697          5         78        392          44         --         --       5,216

All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses. Identifiable assets are those assets identified with the operations in each geographic area.

Substantially all revenues result from the sales of products and services associated with beverage dispensing. The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (Amounts in thousands):

                                     2000        1999        1998
                                  ----------  ----------  ----------
Soft drink, citrus and frozen
      beverage dispensers         $   43,337  $   62,886  $   69,446
Post mix dispensing valves            13,359      15,222      18,702
Beer dispensing systems                8,472       9,641       8,768
Other                                 48,362      42,091      41,507
                                  ----------  ----------  ----------
Total revenue                     $  113,530  $  129,840  $  138,423
                                  ==========  ==========  ==========

                      LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following provides information regarding net sales to major customers, domestically and internationally (amounts in thousands):

                                                    Percent of                Percent of                Percent of
                                         2000       Net Sales      1999       Net Sales      1998       Net Sales
                                      ----------   ----------   ----------   ----------   ----------   ----------
United States:
    The Coca-Cola Company             $   29,649           26%  $   32,394           25%  $   31,816           23%
    Other                                 38,921           34       51,838           40       40,556           29
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                          68,570           60       84,232           65       72,372           52
                                      ----------   ----------   ----------   ----------   ----------   ----------

Outside of United States:
    The Coca-Cola Company                     --           --           12           --           34           --
    Panamerican Beverages, Inc.            1,615            2        1,818            1       14,861           11
    Other                                 43,345           38       43,778           34       51,156           37
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                          44,960           40       45,608           35       66,051           48
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                      $  113,530          100%  $  129,840          100%  $  138,423          100%
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

                      LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  SCHEDULE II

                                RESERVE ACCOUNT

                                          Additions
                        Balance at       Charged to    Deductions from    Balance at
Description          Beginning of Year     Expense         Account        End of Year
-----------          -----------------   ----------    ----------------   -----------
     Allowance for doubtful accounts (amounts in thousands):

December 31, 2000        $    414         $     66         $    101        $    379
December 31, 1999        $    326         $    154         $     66        $    414
December 31, 1998        $    363         $     61         $     98        $    326

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Lancer Frank Corporation, General Partner,
Lancer Investment Corporation, Limited Partner,
Jimmy I. Frank, Limited Partner, and
Nita T. Frank, Limited Partner,
the Partners of Lancer FBD Partnership, Ltd.:

We have audited the accompanying balance sheets of Lancer FBD Partnership, Ltd. (the Company), as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer FBD Partnership, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                    Arthur Andersen LLP

San Antonio, Texas
February 23, 2001

                          LANCER FBD PARTNERSHIP, LTD.


                  BALANCE SHEETS -- DECEMBER 31, 2000 AND 1999



                             ASSETS                   2000            1999
                             ------               ------------    ------------
CURRENT ASSETS:
   Cash                                           $    648,342    $    667,192
   Trade accounts receivable-
      Third-party customers                            344,280          72,254
      Lancer Corporation                                88,137          43,829
   Inventories-
      Raw materials and subassemblies                1,305,835       2,055,021
      Finished goods                                   816,633         679,444
   Other current assets                                 21,361          11,414
                                                  ------------    ------------

                 Total current assets                3,224,588       3,529,154
                                                  ------------    ------------


FURNITURE AND EQUIPMENT:
   Leasehold improvements                               60,362          60,362
   Furniture and fixtures                              246,721         165,231
   Equipment                                           543,057         472,417
                                                  ------------    ------------

                                                       850,140         698,010
   Less-Accumulated depreciation                      (260,651)       (153,028)
                                                  ------------    ------------

                 Total furniture and equipment         589,489         544,982
                                                  ------------    ------------

PATENT, net                                          2,739,115       2,938,479
                                                  ------------    ------------

OTHER ASSETS                                            15,471          13,346
                                                  ------------    ------------

                 Total assets                     $  6,568,663    $  7,025,961
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

                          LANCER FBD PARTNERSHIP, LTD.


            BALANCE SHEETS (Continued) - - DECEMBER 31, 2000 AND 1999



                LIABILITIES AND PARTNERS' CAPITAL               2000           1999
                ---------------------------------           ------------   ------------

CURRENT LIABILITIES:
   Trade accounts payable--
      Lancer Corporation                                    $     50,483   $     30,446
      Gagemaker, Inc.                                             67,901         35,919
      Third-party suppliers                                      200,433        247,457
      Bank overdraft                                             203,470             --
   Accrued expenses--
      Lancer Corporation                                          54,304        147,640
      Gagemaker, Inc.                                             83,492          7,622
      Other accrued                                              171,737        391,031
   Warranty reserve                                              169,268        274,186
   Current portion of note payable                                 6,443          5,770
                                                            ------------   ------------

             Total current liabilities                         1,007,531      1,140,071
                                                            ------------   ------------

LONG-TERM LIABILITIES:
   Note payable                                                    9,392         15,835
                                                            ------------   ------------

CONTINGENCIES

PARTNERS' CAPITAL:
   Lancer Frank Corporation, General Partner                      55,518         54,741
   Lancer Investment Corporation, Limited Partner              2,748,112      2,907,658
   Jimmy I. Frank, Limited Partner                             1,374,055      1,453,828
   Nita T. Frank, Limited Partner                              1,374,055      1,453,828
                                                            ------------   ------------

             Total partners' capital                           5,551,740      5,870,055
                                                            ------------   ------------

             Total liabilities and partners' capital        $  6,568,663   $  7,025,961
                                                            ============   ============


   The accompanying notes are an integral part of these financial statements.

                          LANCER FBD PARTNERSHIP, LTD.


                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                        2000            1999
                                                                    ------------    ------------

SALES, net of discounts of $115,399 and $453,981, respectively      $  8,631,923    $ 22,991,007

COST OF GOODS SOLD                                                     6,380,757      17,511,299
                                                                    ------------    ------------

GROSS PROFIT                                                           2,251,166       5,479,708

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             804,502         906,340

RESEARCH AND DEVELOPMENT                                               1,316,126         598,184
                                                                    ------------    ------------

OPERATING INCOME                                                         130,538       3,975,184
                                                                    ------------    ------------

OTHER EXPENSES (INCOME):
   Interest, net                                                         (38,453)        (52,681)
   Amortization of patent                                                212,412         212,412
   Other, net                                                           (197,346)        (10,419)
                                                                    ------------    ------------

                       Total other expenses (income)                     (23,387)        149,312
                                                                    ------------    ------------

NET INCOME                                                          $    153,925    $  3,825,872
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                          LANCER FBD PARTNERSHIP, LTD.


                         STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                         Partners'                                                             Partners'
                                         Capital,           Partner           Capital           Net            Capital,
                                        January 1        Distributions     Contributions       Income         December 31
                                      --------------    --------------    --------------   --------------   --------------
2000

GENERAL PARTNER:
   Lancer Frank Corporation           $       54,741    $       (6,782)   $        6,020   $        1,539   $       55,518

LIMITED PARTNERS:
   Lancer Investment Corporation           2,907,658          (335,740)          100,000           76,194        2,748,112
   Jimmy I. Frank                          1,453,828          (167,869)           50,000           38,096        1,374,055
   Nita T. Frank                           1,453,828          (167,869)           50,000           38,096        1,374,055
                                      --------------    --------------    --------------   --------------   --------------

                                      $    5,870,055    $     (678,260)   $      206,020   $      153,925   $    5,551,740
                                      ==============    ==============    ==============   ==============   ==============

1999

GENERAL PARTNER:
   Lancer Frank Corporation           $       48,705    $      (32,223)   $           --   $       38,259   $       54,741

LIMITED PARTNERS:
   Lancer Investment Corporation           2,608,888        (1,595,037)               --        1,893,807        2,907,658
   Jimmy I. Frank                          1,304,444          (797,519)               --          946,903        1,453,828
   Nita T. Frank                           1,304,444          (797,519)               --          946,903        1,453,828
                                      --------------    --------------    --------------   --------------   --------------

                                      $    5,266,481    $   (3,222,298)   $           --   $    3,825,872   $    5,870,055
                                      ==============    ==============    ==============   ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                          LANCER FBD PARTNERSHIP, LTD.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                         2000            1999
                                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $    153,925    $  3,825,872
   Adjustments to reconcile net income to net cash used in operating activities--
      Depreciation of furniture and equipment                                             107,623          82,004
      Amortization of patent                                                              212,412         212,412
      (Increase) decrease in operating assets--
         Accounts receivable, third-party customers                                      (272,026)        (72,254)
         Accounts receivable, Lancer Corporation                                          (44,308)        340,718
         Inventory                                                                        611,997        (956,423)
         Other assets                                                                     (12,072)         (9,279)
      Increase (decrease) in operating liabilities--
         Trade accounts payable, third-party suppliers                                    (47,024)       (275,561)
         Trade accounts payable, Lancer Corporation                                        20,037          23,996
         Accounts payable, Gagemaker, Inc.                                                 31,982        (201,594)
         Bank overdraft                                                                   203,470              --
         Accrued expenses, Lancer Corporation                                             (93,336)        123,379
         Accrued expenses, Gagemaker, Inc.                                                 75,870          (8,841)
         Accrued expenses, other                                                         (219,294)         80,663
         Warranty reserve                                                                (104,918)        203,649
                                                                                     ------------    ------------

                         Net cash provided by operating activities                        624,338       3,368,741
                                                                                     ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                                   (152,130)       (197,644)
   Payments on note payable                                                                (5,770)         (5,180)
   Patent costs incurred                                                                  (13,048)             --
                                                                                     ------------    ------------

                         Net cash used in investing activities                           (170,948)       (202,824)
                                                                                     ------------    ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Partner distributions                                                                 (678,260)     (3,222,298)
   Capital contributions                                                                  206,020              --
                                                                                     ------------    ------------

                         Net cash used in financing activities                           (472,240)     (3,222,298)
                                                                                     ------------    ------------

DECREASE IN CASH                                                                          (18,850)        (56,381)

CASH, beginning of year                                                                   667,192         723,573
                                                                                     ------------    ------------

CASH, end of year                                                                    $    648,342    $    667,192
                                                                                     ============    ============

INTEREST PAID                                                                        $      2,110    $      2,647
                                                                                     ============    ============



   The accompanying notes are an integral part of these financial statements.

                          LANCER FBD PARTNERSHIP, LTD.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


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

The Company receives administrative support from Gagemaker, Inc. (Gagemaker), and Lancer Corporation (Lancer), both related entities. The Company also has a supply and sole distributor agreement with Gagemaker and Lancer, respectively (refer to Note 6). The Company is economically dependent upon its relationship with these related entities.


2. SIGNIFICANT ACCOUNTING POLICIES:

Cash

As of December 31, 2000, the Company had an overdraft balance in one of their bank accounts. The resulting bank overdraft is being presented as a payable on the balance sheet.

Trade Accounts Receivable

Management of the Company believes no allowance for doubtful accounts is required at December 31, 2000 and 1999.

Concentration of Credit Risk

Trade accounts receivable from Lancer represent approximately 20 percent and 38 percent of the total trade accounts receivable as of December 31, 2000 and 1999, respectively. The maximum loss that would be incurred by the Company if the related party failed to perform would be $88,137 and $43,829, respectively.

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

                          LANCER FBD PARTNERSHIP, LTD.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



              Leasehold improvements                   2 to 5 years
              Furniture and fixtures                   3 to 10 years
              Equipment                                10 years

Revenue Recognition

The Company sells products directly to Lancer, a related party, recognizing revenue at the time the products are shipped. During 2000, the Company began selling products directly to the Coca-Cola Company. All shipments have terms of FOB shipping point.

Returns and Allowances

The Company has not had a history of significant sales returns and, as such, no sales allowance has been established. The Company's payment terms are net 30 days, with a 2 percent discount granted to Lancer if payment is received within 10 days.

Warranty Costs

The Company warrants the refrigeration component of its products for a period of five years. The Company also provides a one-year warranty covering parts. Warranty costs are accrued based on estimated future warranty claims. During 1999, the Company occasionally performed warranty work on dispensers produced by FCB Engineering, Inc. (FCB), a company owned by Jimmy I. Frank prior to the Company's formation. For the year ended December 31, 2000 and 1999, these costs were approximately $855 and $15,733, respectively.

Patent

Patents, including legal costs incurred to acquire patents, are being amortized on a straight-line basis over 17 years. The Company periodically evaluates the recoverability of their patents by assessing whether the unamortized balance can be recovered over its remaining life through cash flows generated by the underlying assets. Patent amortization expense was $212,412 for each of the years ended December 31, 2000 and 1999. Accumulated amortization was $884,943 and $672,531 at December 31, 2000 and 1999, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs consist of all costs related to the Company's research and development program, including payroll, general and administrative and prototype manufacturing costs. Research and development expense was $1,316,126 and $598,184 for the years ended December 31, 2000 and 1999, respectively. Coca-Cola Company reimbursed the Company approximately $194,170 of research and development costs incurred during 2000 which has been reflected as other income on the income statement.

Income Taxes

The Company is taxed as a partnership under the Internal Revenue Code. Income or loss is reported for federal income tax purposes by the respective partners.

                          LANCER FBD PARTNERSHIP, LTD.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying accounting principles generally accepted in the United States to selected revenue recognition issues. We have reviewed the guidance of this SAB and believe that our accounting policies and the disclosures in the financial statements are appropriate and adequately address the requirements of this SAB.

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS
133. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 amends the accounting and reporting standards of SFAS 133. The adoption of this statement has not had a material effect on the financial condition or results of operations of the Company.


4. LONG-TERM DEBT:

In May 1998, the Company entered into a note payable with a company, for working capital purposes, in the amount of $30,000. The note calls for payments of $652 per month. Interest accrues monthly at an interest rate of 11 percent. The note is expected to be paid off in 2003.


5. LEASES:

The Company leases office space under operating leases. Future minimum payments on operating leases are as follows:

     Year ending December 31-
        2001                                         $      134,016
        2002                                                117,518
        2003                                                 27,756
        2004                                                 10,297
        2005 and thereafter                                      --
                                                     --------------

     Total                                           $      289,587
                                                     ==============

Rent expense for the years ended December 31, 2000 and 1999, was $139,989 and $131,430, respectively.

                          LANCER FBD PARTNERSHIP, LTD.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


6. RELATED-PARTY TRANSACTIONS:

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

The Company entered into a distributor agreement (the Distributor Agreement) with Lancer on October 9, 1996. Under the Distributor Agreement, the Company agreed to grant Lancer exclusive distributor rights worldwide for all frozen beverage dispensers manufactured by the Company. The Distributor Agreement remains in effect as long as the Company's partnership remains intact or until one of the parties is adjudicated bankrupt, voluntarily or involuntarily. During 2000, the Company, with the approval of Lancer, began directly distributing and billing to the Coca-Cola Company for frozen beverage dispensers.

Gagemaker and Lancer provide certain administrative and purchasing functions on behalf of the Company. The Company is allocated a portion of the salaries and associated expenses relating to these services. The costs charged to the Company during 2000 and 1999 were approximately $136,931 and $284,198, respectively.

The Company purchases certain raw materials from Gagemaker under the Supply Agreement. Purchases from Gagemaker during 2000 and 1999 totaled approximately $1,639,659 and $5,492,657, respectively.

The Company sells to Lancer under the Distributor Agreement. Sales to Lancer, net of discounts, were approximately $7,972,555 and $22,450,856 during 2000 and 1999, respectively. The Company also purchases certain raw materials from Lancer. Total purchases during 2000 and 1999 from Lancer were approximately $600,733 and $840,137, respectively.

The Company pays certain premiums for insurance coverage for the operations of the Company. These insurance policies are held by Lancer, with the Company being defined as an insured party under the respective policies. The total amount of premiums paid by the Company under these insurance arrangements was $22,847 and $19,071 for the years ended December 31, 2000 and 1999, respectively.

In December 1999, the Company purchased frozen beverage dispensers from Lancer. These dispensers were produced by FCB prior to formation of the Company. The Company incurred costs to upgrade and refurbish the dispensers and, subsequently, sold the dispensers to Lancer for an amount equal to the purchase price. The loss related to this transaction that was reflected in the December 31, 1999, income statement was $106,641.

In August 1999, the Company began a research and development operation in San Antonio. This operation is housed in a warehouse facility leased by Lancer. The Company occupies approximately 1 percent of Lancer's leased facility and pays no rent to Lancer. The Company also utilizes a separate Lancer warehouse for storage and pays no rent to Lancer.

The Company paid contractor wages to several related parties including Jim Frank and Nita Frank, limited partners, and George Schroeder and Alfred Schroeder, president and vice president, respectively, of Lancer, in the amount of $30,000 each for the year ended December 31, 2000, and $17,500 each for the year ended December 31, 1999.

All related-party receivables and payables are presented gross on the balance sheet.

                          LANCER FBD PARTNERSHIP, LTD.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


7. CONTINGENCIES:

During 1999, under an oral agreement and at Lancer's request, the Company purchased and reworked certain frozen beverage dispensers that were produced by FCB prior to formation of the Company at a loss to the Company (see Note 6). While no written agreement exists, Lancer may from time to time request the Company to incur losses under similar oral arrangements.

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

      10.38### Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and
                  NationsBank, N.A.

      10.39** Fourth Amendment to Credit Agreement dated March 15, 1999 between Lancer Corporation and The Frost National Bank and
                  NationsBank, N.A.

      10.40***    Seventh Amendment and Restated Credit Agreement dated October
                  26, 2000 between Lancer Corporation and The Frost National
                  Bank, Harris Trust and Savings Bank, and Whitney National
                  Bank.

      10.41***    Security Agreement between Lancer Corporation and The Frost
                  National Bank, Harris Trust and Savings Bank, and Whitney
                  National Bank.

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

*** This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000.