Form 10-Q
period 2001-03-31
LANCER CORP /TX/
filed 2001-05-15
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2001              COMMISSION FILE NUMBER 0-13875


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

                           YES [X]      NO [ ]


Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

               TITLE                                   SHARES OUTSTANDING AS OF
                                                              MAY 4, 2001
Common stock, par value $.01 per share                            9,126,557

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                     March 31,     December 31,
                                                       2001            2000
                                                    -----------    ------------
                                                    (Unaudited)
Current assets:
  Cash                                               $   1,069      $     771
  Receivables:
    Trade accounts and notes                            20,244         16,222
    Other                                                  751            643
                                                     ---------      ---------
                                                        20,995         16,865
    Less allowance for doubtful accounts                  (375)          (379)
                                                     ---------      ---------
      Net receivables                                   20,620         16,486
                                                     ---------      ---------

  Inventories                                           40,028         40,224
  Prepaid expenses                                         528            642
  Deferred tax asset                                       248            273
                                                     ---------      ---------

      Total current assets                              62,493         58,396
                                                     ---------      ---------

Property, plant and equipment, at cost:
  Land                                                   1,260          1,260
  Buildings                                             21,983         21,981
  Machinery and equipment                               21,664         21,838
  Tools and dies                                        11,358         11,273
  Leaseholds, office equipment and vehicles             10,269         10,143
  Assets in progress                                     2,449          1,581
                                                     ---------      ---------
                                                        68,983         68,076
  Less accumulated depreciation and amortization       (32,271)       (31,384)
                                                     ---------      ---------
    Net property, plant and equipment                   36,712         36,692
                                                     ---------      ---------

Long-term receivables ($500 and $529 due
    from officers, respectively)                           674            761
Long-term investments                                    2,680          2,599
Intangibles and other assets,
   at cost, less accumulated amortization                3,776          3,944
                                                     ---------      ---------
                                                     $ 106,335      $ 102,392
                                                     =========      =========


          See accompanying notes to consolidated financial statements.

                      LANCER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             March 31,     December 31,
                                                               2001            2000
                                                            -----------    -----------
                                                            (Unaudited)
Current liabilities:
  Accounts payable                                           $  10,873      $   8,962
  Current installments of long-term debt                         3,084          3,129
  Line of credit with bank                                      22,200         21,000
  Deferred licensing and maintenance fees                        1,407            774
  Accrued expenses and other liabilities                         4,775          5,071
  Taxes payable                                                  1,327            584
                                                             ---------      ---------

    Total current liabilities                                   43,666         39,520

Deferred tax liability                                           2,447          2,448
Long-term debt, excluding current installments                  12,374         12,724
Deferred licensing and maintenance fees                          4,163          3,873
                                                             ---------      ---------

    Total liabilities                                           62,650         58,565
                                                             ---------      ---------

Commitments and contingencies                                       --             --

Minority interest                                                  235            294

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued                          --             --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,126,557 and 9,124,857
   issued and outstanding in 2001 and 2000, respectively            91             91

  Additional paid-in capital                                    11,939         11,933

  Accumulated other comprehensive loss                          (4,277)        (3,317)

  Retained earnings                                             35,697         34,826
                                                             ---------      ---------
    Total shareholders' equity                                  43,450         43,533
                                                             ---------      ---------
                                                             $ 106,335      $ 102,392
                                                             =========      =========


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                               Three Months Ended
                                           March 31,        March 31,
                                             2001             2000
                                         -----------      -----------
Net sales                                $    30,015      $    27,679
Cost of sales                                 22,888           21,492
                                         -----------      -----------
    Gross profit                               7,127            6,187

Selling, general and
   administrative expenses                     5,838            4,942
                                         -----------      -----------

    Operating income                           1,289            1,245
                                         -----------      -----------

Other (income) expense:
  Interest expense                             1,105              666
  Loss (earnings) from joint venture             (61)              91
  Minority interest                              (59)             (67)
  Other (income) expense, net                 (1,116)              (6)
                                         -----------      -----------
                                                (131)             684
                                         -----------      -----------

    Income before income taxes                 1,420              561

Income tax expense (benefit):
  Current                                        550              247
  Deferred                                        (1)              (1)
                                         -----------      -----------
                                                 549              246
                                         -----------      -----------


    Net earnings                         $       871      $       315
                                         ===========      ===========

Common Shares Outstanding:
Basic                                      9,126,218        9,124,857
Diluted                                    9,318,880        9,249,015

Earnings Per Share:
Basic                                    $      0.10      $      0.03
Diluted                                  $      0.09      $      0.03


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                                     Three Months Ended
                                                                    March 31,   March 31,
                                                                     2001         2000
                                                                   ---------    --------
Cash flow from operating activities:
     Net earnings                                                   $   871      $   315
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                 1,138        1,028
        Deferred licensing and maintenance fees                         923         (618)
        Deferred income taxes                                            (1)          (1)
        Gain on sale and disposal of assets                             (18)          (1)
        Minority interest                                               (59)         (67)
        (Earnings) loss from joint venture                              (61)          91
        Changes in assets and liabilities:
            Receivables                                              (4,457)      (1,141)
            Prepaid expenses                                            114         (122)
            Income taxes receivable                                      --        1,124
            Inventories                                                (271)      (1,878)
            Other assets                                               (187)         (49)
            Accounts payable                                          2,275        1,680
            Accrued expenses                                           (247)         (86)
            Income taxes payable                                        786           32
                                                                    -------      -------
     Net cash provided by operating activities                          806          307
                                                                    -------      -------

Cash flow from investing activities:
        Proceeds from sale of assets                                     50            2
        Acquisition of property, plant and equipment                 (1,290)      (1,632)
        Cash proceeds from long-term investments and affiliates          --          287
                                                                    -------      -------
     Net cash used in investing activities                           (1,240)      (1,343)
                                                                    -------      -------

Cash flow from financing activities:
        Net borrowings under line of credit agreements                1,200        2,600
        Retirement of long-term debt, net of proceeds                  (395)      (2,203)
        Proceeds from exercise of stock options                           6           --
                                                                    -------      -------
     Net cash provided by financing activities                          811          397
                                                                    -------      -------
Effect of exchange rate changes on cash                                 (79)         (32)
                                                                    -------      -------
Net increase (decrease) in cash                                         298         (671)
Cash at beginning of period                                             771        1,227
                                                                    -------      -------
Cash at end of period                                               $ 1,069      $   556
                                                                    =======      =======


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 Annual Report on Form 10-K.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year's presentation.


2. NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001, which consist of interest rate swap agreements. Future changes in the fair value of those derivatives will be recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $51,000 which will be recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months. As of March 31, 2001, the fair value of the interest rate swap agreements was a liability of $286,000. During the first quarter of 2001, the Company recognized in interest expense $10,000 relating to the transition adjustment and $235,000 relating to the change in the fair value of the interest rate swap agreements, respectively.


3. INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):

                             March 31,  December 31,
                               2001        2000
                             ---------  ------------
Finished goods                $16,273     $16,407
Work in process                11,884      11,043
Raw material and supplies      11,871      12,774
                              -------     -------
                              $40,028     $40,224
                              =======     =======


4. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 192,662 shares and 124,158 for the three months ended March 31, 2001 and 2000, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. COMPREHENSIVE INCOME

The following are the components of comprehensive income (loss) (amounts in thousands):

                                                    Three Months Ended
                                                    March 31,  March 31,
                                                      2001       2000
                                                    ---------  ---------
Net earnings                                         $ 871      $ 315
Foreign currency loss arising
   during the period                                  (931)      (517)

Unrealized gain on investment (net of tax)              12         77

Unrealized loss on derivative instruments:
   Initial loss upon adoption of SFAS. No. 133         (51)        --
   Reclassification adjustment for loss included
     in interest expense                                10         --
                                                     -----      -----
Comprehensive loss                                   $ (89)     $(125)
                                                     =====      =====


Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency losses, unrealized loss on investment and unrealized loss on derivative instruments.


6. SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands).

                                       North       Latin
                                      America     America     Pacific      Brazil       Europe      Asia     Corporate       Total
                                      -------     -------     -------     -------      -------     -------   ---------      -------
Three months ended March 31, 2001
    Total revenues                    $20,682     $ 2,454     $ 3,038     $   345      $ 2,728     $   768     $    --      $30,015
    Operating income (loss)             3,870         253         217         (41)         639          81      (3,730)       1,289

Three months ended March 31, 2000
    Total revenues                    $17,811     $ 1,665     $ 4,921     $   573      $ 1,969     $   740     $    --      $27,679
    Operating income (loss)             2,389         330         837          54          406          63      (2,834)       1,245

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


RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2001 and 2000

Net sales for the three months ended March 31, 2001 were $30.0 million, up 8% from net sales in the same quarter of 2000. Most of the increase came in the North America region, where sales rose 16%. Sales increased 47% in Latin America (excluding Brazil) and 39% in Europe. Market conditions in the two regions improved somewhat from the weakness that existed in the first quarter of 2000. Sales in the Pacific region declined 38% because of lower demand for equipment following the completion of the 2001 Olympic Games in Australia.

Gross margin in the first quarter of 2001 was 23.7%, up from 22.4% in the first quarter of 2000. The margin improvement in 2001 resulted from manufacturing cost reductions and higher volumes than in the prior year.

Selling, general and administrative expenses were $5.8 million in the first quarter of 2001, up from $4.9 million in the same period last year. Expenses associated with the Company's Advanced Beverage Solutions subsidiary, which was formed in the second quarter of 2000, plus higher compensation expenses accounted for most of the increase.

First quarter interest expense rose to $1.1 million in 2001 from $0.7 million in 2000. Interest expense in 2001 includes a $245,000 expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133. The increase in interest expense also reflects higher average borrowings in the first quarter of 2001. The minority interest benefit of $0.1 million in the third quarter of both 2001 and 2000 stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. Other income of $1.1 million in the first quarter of 2001 includes a $1.0 million gain in the quarter relating to the cancellation of a project. The effective tax rate was 38.7% in the first quarter of 2001, compared to 43.9% in the first quarter of 2000. The lower rate in 2001 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Net income for the first quarter of 2001 was $0.9 million, compared to $0.3 million in the first quarter last year.

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

Cash provided by operating activities was $0.8 million in the first three months of 2001, compared to $0.3 million in the same period of 2000. The Company made capital expenditures of $1.3 million in the 2001 quarter, primarily for production tooling. The capital spending was financed with cash from operations and increased borrowings.

Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation. At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. See 2000 Form 10-K.

The Internal Revenue Service is examining the Company's U.S. income tax return for 1999. Management does not believe that any significant adjustments will be required as a result of this review.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risk factors since December 31, 2000.


Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None


         (b)      Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(REGISTRANT)



May 10, 2001                         By:  /s/ GEORGE F. SCROEDER
                                          ----------------------
                                          George F. Schroeder
                                          President and CEO



May 10, 2001                         By:  /s/ MARK L. FREITAS
                                          ----------------------
                                          Mark L. Freitas
                                          Vice President - Controller