Form 10-Q
period 2001-06-30
LANCER CORP /TX/
filed 2001-08-13
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2001               COMMISSION FILE NUMBER 0-13875


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

                                                        SHARES OUTSTANDING AS OF
                 TITLE                                       AUGUST 6, 2001
--------------------------------------                  ------------------------
Common stock, par value $.01 per share                         9,127,757

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                        June 30,      December 31,
                                                          2001            2000
                                                       -----------    ------------
                                                       (Unaudited)
Current assets:
  Cash                                                 $    1,033      $      771
  Receivables:
    Trade accounts and notes                               17,213          16,222
    Other                                                     908             643
                                                       ----------      ----------
                                                           18,121          16,865
    Less allowance for doubtful accounts                     (376)           (379)
                                                       ----------      ----------
      Net receivables                                      17,745          16,486
                                                       ----------      ----------

  Inventories                                              40,925          40,224
  Prepaid expenses                                            699             642
  Deferred tax asset                                          239             273
                                                       ----------      ----------

      Total current assets                                 60,641          58,396
                                                       ----------      ----------

Property, plant and equipment, at cost:
  Land                                                      1,260           1,260
  Buildings                                                21,983          21,981
  Machinery and equipment                                  21,853          21,838
  Tools and dies                                           12,322          11,273
  Leaseholds, office equipment and vehicles                10,245          10,143
  Assets in progress                                        1,911           1,581
                                                       ----------      ----------
                                                           69,574          68,076
  Less accumulated depreciation and amortization          (33,277)        (31,384)
                                                       ----------      ----------
    Net property, plant and equipment                      36,297          36,692
                                                       ----------      ----------

Long-term receivables ($472 and $529 due
    from officers, respectively)                              638             761
Long-term investments                                       2,604           2,599
Intangibles and other assets,
   at cost, less accumulated amortization                   3,925           3,944
                                                       ----------      ----------

                                                       $  104,105      $  102,392
                                                       ==========      ==========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                 -----------    ------------
                                                                 (Unaudited)
Current liabilities:
  Accounts payable                                               $   10,483      $    8,962
  Current installments of long-term debt                              3,039           3,129
  Line of credit with bank                                           20,100          21,000
  Deferred licensing and maintenance fees                             1,391             774
  Accrued expenses and other liabilities                              5,381           5,071
  Taxes payable                                                         947             584
                                                                 ----------      ----------

    Total current liabilities                                        41,341          39,520

Deferred tax liability                                                2,465           2,448
Long-term debt, excluding current installments                       12,024          12,724
Deferred licensing and maintenance fees                               4,027           3,873
                                                                 ----------      ----------

    Total liabilities                                                59,857          58,565
                                                                 ----------      ----------

Commitments and contingencies                                            --              --

Minority interest                                                       174             294

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued                               --              --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,126,557 and 9,124,857
   issued and outstanding in 2001 and 2000 respectively                  91              91

  Additional paid-in capital                                         11,939          11,933

  Accumulated other comprehensive loss                               (4,135)         (3,317)

  Retained earnings                                                  36,179          34,826
                                                                 ----------      ----------

    Total shareholders' equity                                       44,074          43,533
                                                                 ----------      ----------

                                                                 $  104,105      $  102,392
                                                                 ==========      ==========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                              Three Months Ended                Six Months Ended
                                          June 30,         June 30,         June 30,         June 30,
                                            2001             2000             2001             2000
                                        ------------     ------------     ------------     ------------
Net sales                               $     31,441     $     31,463     $     61,456     $     59,142
Cost of sales                                 24,058           23,395           46,946           44,887
                                        ------------     ------------     ------------     ------------
    Gross profit                               7,383            8,068           14,510           14,255

Selling, general and
   administrative expenses                     5,760            6,005           11,598           10,947
                                        ------------     ------------     ------------     ------------

    Operating income                           1,623            2,063            2,912            3,308
                                        ------------     ------------     ------------     ------------

Other (income) expense:
  Interest expense                               811              802            1,916            1,468
  Loss (earnings) from joint venture             116              (58)              55               33
  Minority interest                              (61)             (69)            (120)            (136)
  Other income, net                              (86)             (44)          (1,202)             (50)
                                        ------------     ------------     ------------     ------------
                                                 780              631              649            1,315
                                        ------------     ------------     ------------     ------------

    Income before income taxes                   843            1,432            2,263            1,993

Income tax expense (benefit):
  Current                                        343            1,130              893            1,377
  Deferred                                        18             (504)              17             (505)
                                        ------------     ------------     ------------     ------------
                                                 361              626              910              872
                                        ------------     ------------     ------------     ------------

    Net earnings                        $        482     $        806     $      1,353     $      1,121
                                        ============     ============     ============     ============

Common Shares Outstanding:
Basic                                      9,126,218        9,124,857        9,126,397        9,124,857
Diluted                                    9,333,577        9,263,726        9,326,762        9,283,900

Earnings Per Share:
Basic                                   $       0.05     $       0.09     $       0.15     $       0.12
Diluted                                 $       0.05     $       0.09     $       0.15     $       0.12


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                                             Six Months Ended
                                                                         June 30,        June 30,
                                                                           2001            2000
                                                                        ----------      ----------
Cash flow from operating activities:
     Net earnings                                                       $    1,353      $    1,121
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                        2,286           2,074
        Deferred licensing and maintenance fees                                771            (542)
        Deferred income taxes                                                   17            (505)
        Gain on sale and disposal of assets                                    (12)             (1)
        Minority interest                                                     (120)           (136)
        Loss from joint venture                                                 55              33
        Changes in assets and liabilities:
            Receivables                                                     (1,460)         (3,436)
            Prepaid expenses                                                   (57)           (238)
            Income taxes receivable                                             --           3,505
            Inventories                                                     (1,100)         (3,055)
            Other assets                                                      (358)           (138)
            Accounts payable                                                 1,870             804
            Accrued expenses                                                   391             546
            Income taxes payable                                               389           2,083
                                                                        ----------      ----------
     Net cash provided by operating activities                               4,025           2,115
                                                                        ----------      ----------
Cash flow from investing activities:
        Proceeds from sale of assets                                            49               2
        Acquisition of property, plant and equipment                        (1,921)         (2,796)
        Cash proceeds from long-term investments and affiliates                 --             235
                                                                        ----------      ----------
     Net cash used in investing activities                                  (1,872)         (2,559)
                                                                        ----------      ----------
                                                                                        ----------
Cash flow from financing activities:
        Net (payments) borrowings under line of credit agreements             (900)          2,700
        Retirement of long-term debt                                          (790)         (2,536)
        Proceeds from exercise of stock options                                  6              --
                                                                        ----------      ----------
     Net cash (used in) provided by financing activities                    (1,684)            164
                                                                        ----------      ----------
Effect of exchange rate changes on cash                                       (207)           (117)
                                                                        ----------      ----------
Net increase (decrease) in cash                                                262            (397)
Cash at beginning of period                                                    771           1,227
                                                                        ----------      ----------
Cash at end of period                                                   $    1,033      $      830
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

2.       NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001, which consist of interest rate swap agreements. Future changes in the fair value of those derivatives will be recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $51,000 which will be recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months. As of June 30, 2001, the fair value of the interest rate swap agreements was a liability of $313,000. During the second quarter of 2001, the Company recognized in interest expense $10,000 relating to the transition adjustment and $27,000 relating to the change in the fair value of the interest rate swap agreements, respectively.

3.       INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):

                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------
Finished goods                                  $   17,507      $   16,407
Work in process                                     11,280          11,043
Raw material and supplies                           12,138          12,774
                                                ----------      ----------
                                                $   40,925      $   40,224
                                                ==========      ==========

4.       EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 207,359 and 138,869 shares for the three months ended June 30, 2001 and 2000, and 200,365 and 159,043 shares for the six months ended June 30, 2001 and 2000, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       COMPREHENSIVE INCOME

The following are the components of comprehensive income (amounts in thousands):

                                                       Three Months Ended         Six Months Ended
                                                      June 30,     June 30,     June 30,     June 30,
                                                        2001         2000         2001         2000
                                                      --------     --------     --------     --------
Net earnings                                          $    482     $    806     $  1,353     $  1,121
Foreign currency gain (loss) arising
   during the period
                                                           103         (249)        (827)        (766)

Unrealized gain (loss) on investment, net of tax
                                                            28          (19)          40           58

Unrealized loss on derivative instruments:
   Initial loss upon adoption of SFAS No. 133               --           --          (51)          --

   Reclassification adjustment for loss
      included in interest expense                          10           --           20           --
                                                      --------     --------     --------     --------
Comprehensive income                                  $    623     $    538     $    535     $    413
                                                      ========     ========     ========     ========

Accumulated other comprehensive loss on the accompanying consolidated balance sheet includes foreign currency gains (losses), unrealized gain (loss) on investment and unrealized loss on derivative instruments.

6.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands)

                                      North       Latin
                                     America     America     Pacific     Brazil      Europe       Asia       Corporate      Total
                                     -------     -------     -------     ------      -------     -------     ---------     -------
Three months ended June 30, 2001
     Total revenues                  $22,007     $ 3,045     $ 3,203     $  234      $ 2,691     $   261     $      --     $31,441
     Operating income (loss)           4,021         303         293        (68)         748         (85)       (3,589)      1,623

Three months ended June 30, 2000
     Total revenues                  $19,731     $ 2,228     $ 4,188     $  287      $ 4,027     $ 1,002     $      --     $31,463
     Operating income (loss)           4,076          73         449         (4)       1,271         127        (3,929)      2,063

Six months ended June 30, 2001
     Total revenues                  $42,689     $ 5,499     $ 6,241     $  579      $ 5,419     $ 1,029     $      --     $61,456
     Operating income (loss)           7,891         556         510       (109)       1,387          (4)       (7,319)      2,912

Six months ended June 30, 2000
     Total revenues                  $37,542     $ 3,893     $ 9,109     $  860      $ 5,996     $ 1,742     $      --     $59,142
     Operating income (loss)           6,465         403       1,286         50        1,677         190        (6,763)      3,308

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


RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2001 and 2000

Net sales for the quarter ended June 30, 2001 were $31.4 million, down from $31.5 million in the second quarter of 2000. Sales in the Company's North America region increased 12%, while sales in the Latin America region (excluding Brazil) rose 37%. Revenue fell 33% in Europe, 74% in Asia, and 24% in the Pacific region. Market conditions in Asia were particularly weak.

Gross margin in the second quarter of 2001 was 23.5%, down from 25.6% in the second quarter of 2000. The lower margin in the 2001 period was driven by changes in product mix, and by higher manufacturing spending relating to new products and a stronger Mexican peso.

Selling, general and administrative expenses were $5.8 million in the second quarter of 2001, compared to $6.0 million in the same period of 2000. Reduced spending on research and development drove most of the improvement.

Interest expense was $0.8 million in the second quarter of both 2001 and 2000. Interest expense in the 2001 quarter includes a $37,000 expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133. The minority interest benefit of $0.1 million in the second quarter of 2001 and 2000 stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. Second quarter net income was $0.5 million in 2001 and $0.8 million in 2000.

Comparison of the Six-Month Periods Ended June 30, 2001 and 2000

Net sales for the first six months of 2001 were $61.5 million up from $59.1 million in the same period of 2000. Sales rose 14% in the North America region, and 41% in Latin America (excluding Brazil). Sales declined 10% in Europe, 41% in Asia, and 31% in the Pacific region.

Gross margin in the first half of 2001 was 23.6%, compared to 24.1% in the same period of 2000. The margin decline in 2001 resulted from higher manufacturing spending relating to new products and a stronger Mexican peso.

Selling, general and administrative expenses were $11.6 million in the first half of 2001, up from $10.9 million in the first half of 2000. Expenses associated with the Company's Advanced Beverage Solutions subsidiary, which was formed in the second quarter of 2000, accounted for most of the increase.

Interest expense was $1.9 million in the first half of 2001, up from $1.5 million in the same period of 2000. Interest expense in the first half of 2001 includes a $282,000 expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133. The minority interest benefit of $0.1 million in the first half of 2001 and 2000 stems from the Company's majority ownership position in Lancer Ice Link LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. Other income of $1.2 million in the first half of 2001 includes a $1.0 million gain relating to the cancellation of a project. The effective tax rate was 40.2% in the first half of 2001, down from 43.8% in the first half of 2000. The lower rate in 2001 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Net income for the first six months of 2001 was $1.4 million, compared to $1.1 million in the same period last year.

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

Cash provided by operating activities was $4.0 million in the first half of 2001, up from $2.1 million in the first half of 2001. The Company made capital expenditures of $1.9 million in the first six months of 2001, primarily for production tooling. The capital spending was financed with cash from operations.

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

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company will adopt SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under this statement goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company will adopt SFAS No. 142 on January 1, 2002. The Company is assessing the impact of SFAS No. 142 on its financial statements and believes the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risk factors since December 31, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on May 15, 2001, the shareholders elected seven members of the Board of Directors of the Company to serve until the next annual meeting of shareholders.

The vote for nominated directors was as follows:

     Nominee                         For                  Authority Withheld
-------------------               ---------               ------------------
Walter J. Beigler                 8,253,429                     243,589
Jean M. Braley                    8,250,429                     246,589
Norborne P. Cole                  8,247,679                     249,339
Olivia F. Kirtley                 8,253,429                     243,589
Richard C. Osborne                8,252,367                     244,651
Alfred A. Schroeder               8,244,429                     252,589
George F. Schroeder               8,244,429                     252,589

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               None


         (b)   Reports on Form 8-K:

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(REGISTRANT)


August 10, 2001                   By:  /s/ GEORGE F. SCHROEDER
                                       -----------------------------------------
                                       George F. Schroeder
                                       President and CEO



August 10, 2001                   By:  /s/ MARK L. FREITAS
                                       -----------------------------------------
                                       Mark L. Freitas
                                       Vice President - Controller