Form 10-Q
period 2001-09-30
LANCER CORP /TX/
filed 2001-11-13
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                Quarterly report pursuant to section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001          COMMISSION FILE NUMBER 0-13875


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

                   TITLE                                                 SHARES OUTSTANDING AS OF
                                                                             OCTOBER 31, 2001
Common stock, par value $.01 per share                                          9,127,757

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                       LANCER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                September 30,  December 31,
                                                     2001         2000
                                                -------------  -----------
                                                 (Unaudited)
Current assets:
  Cash                                             $   1,153    $     771
  Receivables:
    Trade accounts and notes                          18,305       16,222
    Other                                                788          643
                                                   ---------    ---------
                                                      19,093       16,865

    Less allowance for doubtful accounts                (390)        (379)
                                                   ---------    ---------
      Net receivables                                 18,703       16,486
                                                   ---------    ---------

  Inventories                                         37,085       40,224
  Prepaid expenses                                       797          642
  Deferred tax asset                                     249          273
                                                   ---------    ---------

      Total current assets                            57,987       58,396
                                                   ---------    ---------

Property, plant and equipment, at cost:
  Land                                                 1,260        1,260
  Buildings                                           21,981       21,981
  Machinery and equipment                             21,919       21,838
  Tools and dies                                      12,720       11,273
  Leaseholds, office equipment and vehicles           10,686       10,143
  Assets in progress                                   1,100        1,581
                                                   ---------    ---------
                                                      69,666       68,076
  Less accumulated depreciation and amortization     (34,081)     (31,384)
                                                   ---------    ---------

    Net property, plant and equipment                 35,585       36,692
                                                   ---------    ---------

Long-term receivables ($474 and $529 due
    from officers, respectively)                         714          761
Long-term investments                                  2,409        2,599
Intangibles and other assets,
   at cost, less accumulated amortization              3,943        3,944
                                                   ---------    ---------

                                                   $ 100,638    $ 102,392
                                                   =========    =========


          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         September 30, December 31,
                                                             2001         2000
                                                         ------------- ------------
                                                          (Unaudited)
Current liabilities:
  Accounts payable                                         $   7,517    $   8,962
  Current installments of long-term debt                       2,596        3,129
  Line of credit with bank                                    19,900       21,000
  Deferred licensing and maintenance fees                      1,353          774
  Accrued expenses and other liabilities                       5,473        5,071
  Taxes payable                                                1,389          584
                                                           ---------    ---------

    Total current liabilities                                 38,228       39,520

Deferred tax liability                                         2,485        2,448
Long-term debt, excluding current installments                11,674       12,724
Deferred licensing and maintenance fees                        3,896        3,873
                                                           ---------    ---------

    Total liabilities                                         56,283       58,565
                                                           ---------    ---------

Commitments and contingencies                                     --           --

Minority interest                                                115          294

Shareholders' equity:
  Preferred stock, without par value
  5,000,000 shares authorized; none issued                        --           --

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,127,757 and 9,124,857
   issued and outstanding in 2001 and 2000 respectively           91           91

  Additional paid-in capital                                  11,943       11,933

  Accumulated other comprehensive loss                        (4,534)      (3,317)

  Retained earnings                                           36,740       34,826
                                                           ---------    ---------

    Total shareholders' equity                                44,240       43,533
                                                           ---------    ---------

                                                           $ 100,638    $ 102,392
                                                           =========    =========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                      Three Months Ended             Nine Months Ended
                                September 30,   September 30,  September 30,  September 30,
                                   2001             2000           2001           2000
                                ------------    ------------   ------------   ------------
Net sales                        $    31,388         29,562    $    92,844         88,704
Cost of sales                         24,136         22,932         71,082         67,819
                                 -----------    -----------    -----------    -----------
    Gross profit                       7,252          6,630         21,762         20,885

Selling, general and
   administrative expenses             5,535          4,988         17,133         15,935
                                 -----------    -----------    -----------    -----------

    Operating income                   1,717          1,642          4,629          4,950
                                 -----------    -----------    -----------    -----------

Other (income) expense:
  Interest expense                       796            873          2,712          2,341
  Loss from joint venture                173              3            228             35
  Minority interest                      (59)           (64)          (179)          (199)
  Other income, net                      (58)           (57)        (1,260)          (107)
                                 -----------    -----------    -----------    -----------

                                         852            755          1,501          2,070
                                 -----------    -----------    -----------    -----------

    Income before income taxes           865            887          3,128          2,880

Income tax expense (benefit):
  Current                                264            181          1,157          1,558
  Deferred                                40            157             57           (348)
                                 -----------    -----------    -----------    -----------


                                         304            338          1,214          1,210
                                 -----------    -----------    -----------    -----------


    Net earnings                 $       561            549    $     1,914          1,670
                                 ===========    ===========    ===========    ===========

Common Shares Outstanding:
Basic                              9,127,378      9,124,857      9,126,850      9,124,857
Diluted                            9,328,026      9,270,287      9,327,306      9,279,553

Earnings Per Share:
Basic                            $      0.06    $      0.06    $      0.21    $      0.18
Diluted                          $      0.06    $      0.06    $      0.20    $      0.18

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                                      Nine Months Ended
                                                                 September 30, September 30,
                                                                      2001        2000
                                                                 ------------ ------------
Cash flow from operating activities:
     Net earnings                                                   $ 1,914    $ 1,670
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                 3,473      3,126
        Deferred licensing and maintenance fees                         602       (815)
        Deferred income taxes                                            57       (348)
        Gain on sale and disposal of assets                             (15)        (1)
        Minority interest                                              (179)      (200)
        Loss from joint venture                                         228         35
        Changes in assets and liabilities:
            Receivables                                              (2,585)    (2,590)
            Prepaid expenses                                           (155)      (202)
            Income taxes receivable                                      --      3,505
            Inventories                                               2,532     (3,894)
            Other assets                                               (542)      (215)
            Accounts payable                                           (910)     1,192
            Accrued expenses                                            516        831
            Income taxes payable                                        843      1,367
                                                                    -------    -------

     Net cash provided by operating activities                        5,779      3,461
                                                                    -------    -------

Cash flow from investing activities:
        Proceeds from sale of assets                                     51          2
        Acquisition of property, plant and equipment                 (2,415)    (3,958)
        Cash proceeds from long-term investments and affiliates         (14)       236
                                                                    -------    -------

     Net cash used in investing activities                           (2,378)    (3,720)
                                                                    -------    -------

Cash flow from financing activities:
        Net (payments) borrowings under line of credit agreements    (1,100)     3,300
        Retirement of long-term debt                                 (1,583)    (2,873)
        Proceeds from exercise of stock options                          10         --
                                                                    -------    -------

     Net cash (used in) provided by financing activities             (2,673)       427
                                                                    -------    -------

Effect of exchange rate changes on cash                                (346)      (199)
                                                                    -------    -------
Net increase (decrease) in cash                                         382        (31)
Cash at beginning of period                                             771      1,227
                                                                    -------    -------

Cash at end of period                                               $ 1,153    $ 1,196
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

2.       NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001, which consist of interest rate swap agreements. The Company entered into the swap agreements to effectively fix the interest rate on a portion of its debt in order to lessen the Company's exposure to floating rate debt. Future changes in the fair value of those derivatives will be recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $51,000 which will be recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months. As of September 30, 2001, the fair value of the interest rate swap agreements was a liability of $429,000. During the third quarter of 2001, the Company recognized in interest expense $10,000 relating to the transition adjustment and $116,000 relating to the change in the fair value of the interest rate swap agreements, respectively.

3.       INVENTORY COMPONENTS

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):

                                    September 30, December 31,
                                       2001          2000
                                    ------------  ------------
Finished goods                        $16,107        $16,407
Work in process                        10,137         11,043
Raw material and supplies              10,841         12,774
                                      -------        -------
                                      $37,085        $40,224
                                      =======        =======

4.       EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 200,648 and 145,430 shares for the three months ended September 30, 2001 and 2000, and 200,456 and 154,696 shares for the nine months ended September 30, 2001 and 2000, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       COMPREHENSIVE INCOME

The following are the components of comprehensive income (amounts in thousands):

                                                     Three Months Ended            Nine Months Ended
                                                September 30, September 30,  September 30,  September 30,
                                                   2001           2000           2001            2000
                                                ------------- ------------   -------------  -------------
Net earnings                                       $   561       $   549        $ 1,914        $ 1,670
Foreign currency loss arising
   during the period                                  (384)         (793)        (1,211)        (1,559)

Unrealized gain (loss) on investment, net
   of tax                                              (25)          (89)            15            (31)

Unrealized loss on derivative instruments:
   Initial loss upon adoption of
     SFAS No. 133                                       --            --            (51)            --
   Reclassification adjustment for loss
      included in interest expense                      10            --             30             --
                                                   -------       -------        -------        -------
Comprehensive income (loss)                        $   162       $  (333)       $   697        $    80
                                                   =======       =======        =======        =======

Accumulated other comprehensive loss on the accompanying consolidated balance sheet includes foreign currency losses, unrealized gain (loss) on investment and unrealized loss on derivative instruments.

6.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands)

                                          North       Latin
                                         America      America     Pacific     Brazil     Europe      Asia      Corporate    Total
                                         -------      -------     -------     ------     ------      ----      ---------    -----
Three months ended September 30, 2001
    Total revenues                        $ 22,723    $ 2,061     $ 3,001      $ 223     $ 2,701      $ 679     $    --   $ 31,388
    Operating income (loss)                  3,429        232         424        (68)        288         12      (2,600)     1,717

Three months ended September 30, 2000
    Total revenues                        $ 18,960    $ 2,175     $ 4,569      $ 314     $ 2,759      $ 785     $    --  $ 29,562
    Operating income (loss)                  2,312        316         931        (28)        281        125      (2,295)    1,642

Nine months ended September 30, 2001
    Total revenues                        $ 65,412    $ 7,560     $ 9,242      $ 802     $ 8,120    $ 1,708     $    --  $ 92,844
    Operating income (loss)                  9,459        788         934       (177)      1,675          8      (8,058)    4,629

Nine months ended September 30, 2000
    Total revenues                        $ 56,502    $ 6,068    $ 13,678    $ 1,174     $ 8,755    $ 2,527     $    --  $ 88,704
    Operating income (loss)                  7,719        719       2,217         22       1,958        315      (8,000)    4,950

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

Net sales for the three months ended September 30, 2001 were $31.4 million, up 6% from net sales in the third quarter of 2000. Sales were strong in the North America region, rising 20% from levels in 2000. Sales declined in all other regions. Sales in the Pacific region fell 34%, and sales in Brazil declined 29%. Demand in the Pacific region softened in 2001 after several years of strength caused in part by the 2000 Olympic Games in Australia. Market conditions continue to be poor in both Brazil and Asia.

Gross margin in the third quarter of 2001 was 23.1%, up from 22.4% in the third quarter of 2000. The higher margin in the 2001 quarter was driven by higher manufacturing volumes and expense controls.

Selling, general and administrative expenses were $5.5 million in the third quarter of 2001, compared to $5.0 million in the same period of 2000. Expenses relating to employee salaries and research and development caused much of the increase.

Third quarter interest expense was $0.8 million in 2001 and $0.9 million in 2000. Interest expense in the third quarter of 2001 includes a $0.1 million expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133. Declining market rates contributed to lower interest expense in the 2001 period. The minority interest benefit of $0.1 million in the third quarter of 2001 and 2000 stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. The effective tax rate was 35.1% in the third quarter of 2001, and 38.1% in the third quarter last year. The lower rate in 2001 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Third quarter net income was $0.6 million in 2001, and $0.5 million in 2000.

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

Net sales for the nine months ended September 30, 2001 were $92.8 million, up 5% from $88.7 million in the same period of 2000. Sales rose 16% in the North America region, and 25% in Latin America (excluding Brazil). Sales in the Brazil, Asia, and Pacific regions declined 32% each. Demand in the Pacific region softened in 2001 after several years of strength caused partly by the 2000 Olympic Games in Australia. Market conditions were poor in Asia and Brazil.

Gross margin in the first three quarters of 2001 was 23.4%, down slightly from 23.5% in the same period of 2000. Increased manufacturing spending offset the benefits of higher production volumes during the 2001 period.

Selling, general and administrative expenses were $17.1 million in the first nine months of 2001, compared to $15.9 million in the same period of 2000. Expenses associated with the Company's Advanced Beverage Solutions subsidiary, which was formed in the second quarter of 2000, as well as expenses relating to employee salaries and research and development caused most of the increase.

Interest expense was $2.7 million in the first three quarters of 2001, up from $2.3 million in the same period of 2000. Interest expense in the 2001 period includes a $0.4 million expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133. The minority interest benefit of $0.2 million in the nine month periods ended September 30, 2001 and 2000 stems from the Company's majority ownership position in Lancer Ice Link LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. Other income of $1.3 million in the first three quarters of 2001 includes a $1.0 million gain relating to the cancellation of a project. The effective tax rate was 38.8% in the first three quarters of 2001, versus 42.0% in the same period of 2000. The lower rate in 2001 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Net income for the first nine months of 2001 was $1.9 million, compared to $1.7 million in the same period last year.

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

Cash provided by operating activities was $5.8 million in the first three quarters of 2001, up from $3.5 million in the same period of 2000. The Company made capital expenditures of $2.4 million in the first nine months of 2001, primarily for production tooling. The capital spending, along with a $2.7 million reduction in borrowings, was financed with cash from operations.

The Company's primary lenders have agreed to extend the expiration of the Company's credit facilities to July 15, 2003.

Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. The Company continues to evaluate the benefit of converting the DISC to a Foreign Sales Corporation. At the time of such conversion, the Company will be required to provide for federal income taxes on $2.4 million of undistributed earnings of the DISC. See 2000 Form 10-K.

The Internal Revenue Service is examining the Company's U.S. income tax return for 1999 including its deduction of the loss on the Company's investment in the Brazilian operation. Management does not believe that any significant adjustments will be required as a result of this review.

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under this statement goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company has approximately $1.6 million of goodwill, net of accumulated amortization, on September 30, 2001. Amortization expense related to goodwill for the nine-months ended September 30, 2001 was $113,000. The Company will adopt SFAS No. 142 on January 1, 2002. The Company is assessing the impact of SFAS No. 142 on its financial statements and believes the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001, establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is required and plans to adopt the provisions of SFAS No. 144 beginning January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

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

LANCER CORPORATION
(REGISTRANT)



November 9, 2001                     By:  /s/ GEORGE F. SCHROEDER
                                          -------------------------------------
                                          George F. Schroeder
                                          President and CEO



November 9, 2001                     By:  /s/ MARK L. FREITAS
                                          -------------------------------------
                                          Mark L. Freitas
                                          Vice President - Controller