Form 10-K
period 2001-12-31
LANCER CORP /TX/
filed 2002-03-29
CIK 768162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 0-13875

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's common stock, par value $.01 per share, as of March 14, 2002, held by non-affiliates of the registrant was approximately $21,787,193 based on the closing sale price. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant's common stock outstanding as of March 14, 2002 was 9,326,101.

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

The prices of the Company's dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements. Sales of soft drink, citrus, and frozen beverage dispensers for the years ended December 31, 2001, 2000 and 1999, accounted for approximately 41%, 38% and 48% of total sales, respectively.

POST-MIX DISPENSING VALVES

The Company manufactures and sells post-mix dispensing valves which mix syrup and carbonated water at a preset ratio. The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products. The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls. The Company's primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market. Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers. For the years ended December 31, 2001, 2000 and 1999, sales of valves and related accessories accounted for approximately 11%, 12% and 12% of total net sales, respectively.

BEER DISPENSING SYSTEMS

The Company manufactures and markets beer dispensing equipment and related accessories. Products include chillers, taps, fonts, dispensers and kegs. Lancer's operations in Australia, Brazil and New Zealand account for most of the Company's sales of beer related equipment. Sales of beer equipment represented 5%, 7% and 7% of total net sales in the years ended December 31, 2001, 2000 and 1999, respectively.

OTHER RELATED PRODUCTS AND SERVICES

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process. Revenues from remanufacturing activities were 5%, 4% and 3% of net sales in the years ended December 31, 2001, 2000 and 1999.

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, ice bagger machines, water filtering systems, and a variety of other products, parts and accessories for use with beverage dispensing systems. Lancer also provides logistics services to certain of its customers. Together, these parts and services constitute 38%, 39% and 29% of the Company's total net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

PRODUCT RESEARCH AND DEVELOPMENT

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry. Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company. The Company has, from time to time, entered into agreements with customers to design and develop new products. For the years ended December 31, 2001, 2000 and 1999, Company-sponsored research and development expenses were $2.4 million, $2.9 million, and $2.7 million, respectively.

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

BACKLOG

The Company's manufacturing operations are driven by actual and forecasted customer demand. The Company's backlog of unfilled orders was approximately $7.8 million, $6.0 million and $10.1 million at December 31, 2001, 2000 and 1999, respectively. It is anticipated that 2001 backlog orders will be filled in 2002.

MARKETING AND CUSTOMERS

The Company's products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives. The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company's sales are derived from, or influenced by, The Coca-Cola Company. Lancer is a preferred supplier to The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 36%, 27% and 25% of the Company's total net sales for the years ended December 31, 2001, 2000 and 1999, respectively. None of the Company's customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products. Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. Lancer does not expect any significant volume or price reductions in its business with The Coca-Cola Company. If they were to occur, however, such reductions would have a material adverse impact on the Company's financial position and its results of operations.

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

INTERNATIONAL SALES

For the years ended December 31, 2001, 2000 and 1999, the Company's sales to customers outside the United States were approximately 30%, 35% and 35% of total net sales, respectively. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia, Brazil, and Mexico, and operates warehouses in Belgium, Ecuador, New Zealand, and Russia.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

The Company organizes its business into the following geographical segments: the North America region, the Latin America region, the Brazil region, the Europe region, the Asia region, and the Pacific region. The North America region consists of the United States and Canada. The Europe region includes the Middle East and Africa. The Company's net sales and operating income (loss) for 2001, 2000, and 1999 follow (amounts in thousands):

                            North      Latin
                           America     America    Pacific      Brazil      Europe       Asia
                          --------    --------    --------    --------    --------    --------
Net sales:
2001                      $ 87,770    $  9,816    $ 13,137    $  1,092    $  9,856    $  2,133
2000                        73,373       7,850      16,638       1,538      10,895       2,944
1999                        85,889      11,225      15,407       2,065       9,471       5,783

Operating income (loss):
2001                      $ 11,105    $    587    $  1,358    $   (247)   $  1,601    $     56
2000                         9,056         827       2,196          10       1,923         285
1999                         8,451         528       1,535      (6,819)      1,023         845

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

EMPLOYEES

As of December 31, 2001, the Company had 1,309 full-time employees of whom 69 were engaged in engineering and technical support, 1,046 in manufacturing, 75 in marketing and sales and 119 in general management and administrative positions. 593 employees work in the United States, primarily at the Company's facilities in San Antonio, Texas. 573 employees work at the Company's facility in Piedras Negras, Mexico, 13 are employed by the Company's Brazilian subsidiary, and a total of 82 people are employed by the Company's subsidiaries in Australia and New Zealand. Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia. None of the U.S. employees are represented by a union or are subject to collective bargaining agreements. Substantially all full-time United States employees are eligible to participate in the Company's employee profit sharing plan and various other benefit programs.

INTELLECTUAL PROPERTY

The Company presently owns 89 United States patents and numerous corresponding foreign patents. It has 22 pending U.S. patent applications and corresponding foreign patent applications. The Company's products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components. The patents have a remaining life of 1 to 18 years. Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

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

ITEM 2.  PROPERTIES

The Company's primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling approximately 583,000 square feet, including three buildings owned by Lancer covering approximately 409,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio. The Company owns and operates facilities located in Piedras Negras, Mexico consisting of 195,000 square feet of completed space. The Company also leases a 53,000 square foot plant in Sao Paulo, Brazil, a 5,400 square foot plant in Auckland, New Zealand, a 69,700 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Sydney, Australia; Brussels, Belgium; Quito, Ecuador; Moscow, Russia; and Monterrey, Mexico. The Company leases approximately 415,000 square feet of space throughout the world.

Total net rent expense for real estate was $1.2 million, $1.5 million and $1.5 million in 2001, 2000 and 1999, respectively. Total rent expense includes $89,000 in 2001, 2000 and 1999 for certain properties that are leased from a partnership controlled by certain shareholders. See Note 7 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for more information.

ITEM 3.  LEGAL PROCEEDINGS

There are no claims or legal actions pending against the Company other than claims arising in the ordinary course of business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is currently traded on the American Stock Exchange ("ASE") under the symbol "LAN." The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated.

Market Price For Common Stock

                               2001                           2000
Quarter                 High           Low              High            Low
-------------         -----------------------        -----------------------
First                  $ 6.50        $ 4.40            $ 5.63         $ 4.13
Second                   6.85          4.35              4.75           3.50
Third                    6.25          3.70              4.88           3.56
Fourth                   5.00          3.60              6.50           4.25

On March 14, 2002, the closing price of the Company's common stock, as reported by the ASE, was $5.45 per share. On that date, there were 256 holders of record of the Company's common stock, not including shares held by brokers and nominees. The Company has not declared a cash dividend on the common stock to date. It is a general policy of the Company to retain earnings to support future growth.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                            Years Ended December 31,
                                      -------------------------------------------------------------------
                                          2001          2000          1999          1998          1997
                                      -----------   -----------   -----------   -----------   -----------
Operating Data:
   Net sales                            $ 123,804     $ 113,238     $ 129,840     $ 138,423     $ 119,367
   Gross profit                            27,112        25,575        21,686        33,407        31,350
   Selling, general and
      administrative expenses              22,759        21,792        22,153        19,911        20,439
   Write-down of Brazilian assets               -             -         5,956             -             -
   Operating income (loss)                  4,353         3,783        (6,423)       13,496        10,911
   Interest expense                         3,200         3,297         3,464         3,899         2,815
   Interest and other income, net          (1,076)         (427)       (2,819)         (324)       (1,027)
   Earnings (loss) before income
      taxes                                 2,229           913        (7,068)        9,921         9,123
   Income tax expense (benefit)               827           355        (2,501)        4,078         3,037
   Net earnings (loss)                      1,402           558        (4,567)        5,843         6,086
   Net earnings (loss) per share
     Basic                              $    0.15     $    0.06     $   (0.50)    $    0.64     $    0.69
     Diluted                            $    0.15     $    0.06     $   (0.50)    $    0.63     $    0.65
   Weighted average shares outstanding
     Basic                                  9,127         9,125         9,124         9,060         8,863
     Diluted                                9,315         9,290         9,124         9,306         9,338

                                                                As of December 31,
                                      -------------------------------------------------------------------
                                          2001          2000          1999          1998          1997
                                      -----------     ---------     ---------     ---------     ---------
Balance Sheet Data:
  Total assets                          $  96,300     $ 102,392     $ 103,054     $ 112,840     $ 110,669
  Short-term debt                          18,318        24,129        22,683        27,094        23,444
  Long-term debt, less
     current installments                  11,872        12,724        13,922        17,568        21,565
  Shareholders' equity                     44,286        43,533        44,476        48,258        42,961

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net sales for the year ended December 31, 2001 increased by $10.6 million, or 9%, to $123.8 million from $113.2 million in 2000. Sales in the North America region accounted for all of the increase, rising $14.4 million, or 20%. Sales of traditional fountain dispensers, frozen beverage dispensers, and other accessory products contributed to the improvement in North America. Sales in the Latin America region (excluding Brazil) improved by $2.0 million, or 25%, in 2001. Sales fell 29% in Brazil, and 28% in Asia, as market conditions remained very weak in those areas. The Pacific region incurred a sales decline of $3.5 million, or 21%. Sales in the region softened in 2001 after several years of strength caused partly by the 2000 Olympic Games in Australia.

Gross margin for 2001 was 21.9%, down from 22.6% in 2000. The decline was primarily caused by changes to the sales mix, primarily higher sales of frozen beverage equipment. The lower gross margin on frozen beverage equipment stems from the fact that the Company buys the dispensers from a joint venture of which the Company owns 50%. The Company resells the dispensers and earns a distribution profit, which is reflected in gross margin. The Company's 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income. Increased manufacturing spending also contributed to the gross margin decline in 2001.

Selling, general and administrative expenses were $22.8 million in 2001, compared with $21.8 million in 2000. Expenses associated with the Company's Advanced Beverage Solutions subsidiary, which was formed in the second quarter of 2000, as well as expenses relating to employee salaries and research and development caused most of the increase.

Interest expense was $3.2 million in 2001 and $3.3 million in 2000. The favorable impact of lower average interest rates in 2001 were partially offset by a $0.4 million expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133. The Company reported a loss of $0.3 million from its frozen beverage equipment joint venture in 2001, compared to a loss of $0.1 million in 2000. Low manufacturing volumes contributed to the loss. The minority interest benefit of $0.2 million in 2001 and 2000 stems from the Company's majority ownership position in Lancer Ice Link, LLC, and represents the minority partner's share of the subsidiary's losses. Lancer Ice Link's financial statements are consolidated with those of the Company. Other income of $1.1 million in 2001 includes a $1.0 million gain relating to the cancellation of a project, and a $0.3 million write-down of the carrying value of an impaired investment. The effective tax rate was 37.1% in 2001, down from 38.9% in 2000. The effective rate improved in 2001 as higher pretax income diluted the impact of nondeductible expenses. Additionally, statutory tax rates declined in certain jurisdictions. Net income was $1.4 million in 2001, and $0.6 million in 2000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net sales for the year ended December 31, 2000 were $113.2 million, down $16.6 million, or 13%, from $129.8 million in 1999. Sales in the North America region declined $12.5 million, or 15%. Substantially all of the decline was caused by lower sales of frozen beverage equipment. During 1999, the Company shipped a large, non-recurring order of frozen beverage equipment to a single customer. Revenue in Latin America (excluding Brazil) fell $3.4 million, or 30%, while sales in Brazil fell $0.5 million, or 26%. Sales in Asia declined $2.8 million, or 49%. Results in Latin America and Asia continued to suffer from poor economic conditions. Sales rose $1.4 million or, 15%, in Europe partly because of improved sales of frozen beverage equipment. The Company's business in the Pacific region continued to benefit from activity related to the 2000 Olympic Games in Australia, rising $1.2 million, or 8%.

Gross margin for the year ended December 31, 2000 was 22.6%, compared to 16.7% in 1999. In the 1999 period, gross margin was negatively impacted by factors including reduced production levels that led to insufficient overhead absorption, an $0.8 million reserve for certain types of equipment whose marketability had become impaired, and changes in the sales mix toward lower margin products, particularly frozen beverage equipment. The lower gross margin on frozen beverage equipment stems from the fact that the Company buys the dispensers from a joint venture of which the Company owns 50%. The Company resells the dispensers and earns a distribution profit, which is reflected in gross margin. The Company's 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income.

Selling, general and administrative expenses were $21.8 million in 2000, down from $22.2 million in 1999. In 2000, increases in research and development spending, expenses associated with the Company's Advanced Beverage Solutions subsidiary which was formed in the second quarter of 2000, and employment costs were offset by reductions in a number of discretionary spending categories.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of the critical accounting policies or methods used in the preparation of financial statements. Note 1 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a discussion of the more significant accounting policies and methods.

REVENUE RECOGNITION

Revenue is recognized in accordance with the following methods:

     (a) At the time of shipment for all products except for those sold under agreement described in (b).The Company requires a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to the customer. The goods are completely assembled and packaged and the Company has no further performance obligations.
     (b) As produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.
     (c) The Company has entered into an agreement with its major customer to receive partial reimbursement for design and development. The reimbursement is offset against cost on a percentage of completion basis.
     (d) The Company has agreed to provide exclusive rights for use of certain tools to its major customer. These tools are included in fixed assets and are depreciated over the life of the asset. The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement, which approximates the life of the corresponding asset.

RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY

The Company's provides for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management's evaluation of the specific items also influences the reserve. The Company' believes that the reserve as of December 31, 2001 is adequate to provide for expected losses.

RESERVE FOR MEDICAL AND WORKER'S COMPENSATION

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by payroll deductions. The estimate of the loss reserves necessary for claims is based on the Company's estimate of claims incurred as of the end of the year. The Company uses detail lag reports provided by the insurance administrator to determine an appropriate reserve balance. The Company has provided for both reported medical costs and incurred but not reported medical costs in the accompanying consolidated balance sheets. The Company has a maximum liability of $75,000 per employee / dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

The Company is self-insured for all workers' compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the loss reserves necessary for claims are based on the Company's estimate of claims incurred as of the December 31, 2001. In addition to detail lag reports provided by the insurance administrator, the Company uses an injury report to determine an appropriate reserve balance. The Company has provided for both reported costs and incurred but not reported costs of workers' compensation coverage in the accompanying consolidated balance sheets. In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers' compensation claims. All claims paid under the policy are subject to an annual deductible of $500,000 to be paid by the Company. Based upon the Company's past experience, management believes that the Company has adequately provided for potential losses. However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company's financial position or its results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the minimum allowance is based on the Company's prior collection experience. Specific customers' financial strength and circumstance also influence the balance. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

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

The Company produced $11.9 million of net cash from operating activities in 2001, compared to $4.5 million in 2000. Changes in inventory levels generated $7.7 million of cash in 2001, and consumed $4.6 million in 2000.

Capital spending was $4.0 million in 2001. The Company's investment in production tooling and equipment accounted for most of the spending. During 2001, the Company entered into a $0.7 million capital lease agreement to finance certain production equipment. The balance of capital spending, along with a $7.4 reduction of debt, was financed with cash provided from operations.

During 2001, the Company amended its credit facilities with its primary lenders. The amendment adjusted certain financial covenants, added a fixed charge coverage covenant, and extended the expiration of the facilities to July 15, 2003. The Company's bank facilities require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with, or has obtained waivers of, the financial ratios and covenants contained in the credit agreement.

CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's contractual obligations as of December 31, 2001. Additional details about these items are included in the notes to the consolidated financial statements (amounts in thousands).

                                                    Payments Due by Period
                             ----------------------------------------------------------------------
                                                                            2006 and
  Contractual obligations       2002        2003        2004       2005       After       Total
--------------------------    --------    ---------   --------   --------   ----------   ----------
Indebtedness                   $ 2,718    $ 11,464     $  140     $  149     $    119     $ 14,590

Operating leases                   657         357        244         47            -        1,305

Other                              147         147        147        109            -          550
                              ---------  ----------   ---------   -------   ----------   ----------

Total contractual
   cash obligations            $ 3,522    $ 11,968     $  531     $  305     $    119     $ 16,445
                              =========  ==========   ========  =========   ==========   ==========

INFLATION

Management believes inflation has not had a significant impact on its business or operations.

SEASONALITY

The Company's net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company's customers.

ACCOUNTING MATTERS

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales. In late 1984, the Internal Revenue Code (the "Code") was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the current Code, the FSC is no longer a separate foreign sales entity. A new category of income - extraterritorial income has been created. Under the Code, as amended, a portion of the extraterritorial income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. Current tax regulations prevent the Company from maintaining the DISC and have qualifying foreign trade income concurrently. At the time of liquidation of the DISC, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. The Company would be able to pay such federal income taxes over a ten-year period. If the DISC had been liquidated on December 31, 2001, it would have resulted in a reduction of approximately $0.8 million in the Company's net earnings.

The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the "Service") is examining the Company's U.S. income tax return for 1999 including the deduction of the loss on its investment in the Brazilian operation, and has proposed the disallowance of the deduction. The Company believes that the Service's proposal is without merit, and intends to vigorously defend its position. The Company does not believe that any significant adjustments will be required as a result of this examination.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under this statement goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company has approximately $1.6 million of goodwill, net of accumulated amortization, on December 31, 2001. Amortization expense related to goodwill for the year ended December 31, 2001 was $163,000. The Company will adopt SFAS No. 142 on January 1, 2002. The Company is assessing the impact of SFAS No. 142 on its financial statements and believes the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 31, 2001, substantially all of the Company's $30.2 million of debt outstanding was variable rate debt. The Company uses interest rate swap agreements (the "Swap Agreements") to hedge a portion of the interest rate risk associated with the Company's variable rate debt. The Company has entered into Swap Agreements with a combined notional amount of $10.0 million. Under the Swap Agreements, the Company pays fixed interest rates ranging from 5.98% to 6.23%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. Based on exposures on December 31, 2001, if interest rates were to change by one percentage point, the Company's annual pretax income would be impacted by approximately $0.2 million.

The Company does not trade in interest rate swaps with the objective of earning financial gain on interest rate fluctuations. The Company had no additional derivative financial instruments at December 31, 2001.

In 2001, $1.1 million of the Company's operating income was incurred by foreign subsidiaries with a functional currency other than the United States dollar. If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $0.1 million, when translated to United States dollars. This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in the Company's proxy statement for its May 15, 2002 Annual Meeting of Shareholders, which is to be filed with the Commission, describes all persons to be nominated to become directors of the Company as required in response to this item and is incorporated herein by reference. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement which is to be filed with the Commission is incorporated herein by reference.

The following table sets forth certain information concerning the executive officers and directors of the Company:

        NAME              AGE   POSITION WITH THE COMPANY
        ----              ---   -------------------------

 Alfred A. Schroeder      65     Chairman of the Board
 George F. Schroeder      62     President, Chief Executive Officer and Director
 Christopher D. Hughes    55     Chief Operating Officer
 Mark L. Freitas          41     Corporate Controller
 Walter J. Biegler        60     Director
 Jean M. Braley           72     Director
 Norborne P. Cole, Jr.    60     Director
 Olivia F. Kirtley        51     Director
 Richard C. Osborne       58     Director

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

Mr. Norborne P. Cole, Jr. has served as a director of the Company since 2001. He has been a consultant since 1998. From 1994-1998, Mr. Cole was Managing Director/CEO of Coca-Cola Amatil in Sydney, Australia. From 1991-1994, Mr. Cole was President and CEO of Coca-Cola Bottling, SA in Paris, France. From 1989-1990, he was Regional Manager of Coca-Cola Benelux + Denmark. Mr. Cole held a number of positions with The Coca-Cola Company and Coca-Cola bottlers from 1966 to 1989.

Ms. Olivia F. Kirtley has served as a director of the Company since 1999. She is a Certified Public Accountant, and is currently Chair of the Board of the American Institute of Certified Public Accountants (AICPA) Board of Examiners, which oversees the uniform CPA Examination for the United States. The AICPA is the national professional organization for over 350,000 CPAs in business and industry, public practice, government and education. From 1998-1999, Ms. Kirtley served as Chair of the AICPA. Until 2000, Ms. Kirtley was Vice President of Vermont American Corporation, a leading global manufacturer and marketer of power tool accessories, headquartered in Louisville, Kentucky. Ms. Kirtley was with Vermont American over 20 years and held the positions of Chief Financial Officer, Treasurer and Director of Tax. Ms. Kirtley has served on the Board of Directors of Res Care, Inc. since 1998. She has served on the Board of Directors of Alderwoods Group, Inc. since 2002.

Mr. Richard C. Osborne has served as a director of the Company since 2001. He has been a private equity investor since 2000. From 1989-1999, Mr. Osborne served as Chairman, Chief Executive Officer and President of Scotsman Industries, a manufacturer of beverage dispensing equipment, ice machines, display cases, walk-in coolers and refrigeration equipment. He worked in a variety of positions with Scotsman from 1979-1989. Prior to joining Scotsman, Mr. Osborne worked with The Pillsbury Company and General Motors.

All directors of the Company are elected annually. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. During 2001, the Board of Directors of the Company maintained an Audit Committee, a Compensation Committee and a Stock Option Committee. The members of the Audit Committee were Olivia F. Kirtley, Walter J. Biegler, and Norborne P. Cole, Jr. The Audit Committee met seven times in 2001. The members of the Compensation Committee were Richard C. Osborne, Jean M. Braley, and Norborne P. Cole, Jr. No member of the Compensation Committee was an executive officer of the Company. The Compensation Committee met three times in 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation and Certain Transactions" in the Company's proxy statement for its May 15, 2002 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth under the captions "Principal Shareholders" and "Election of Directors" in the Company's proxy statement for its May 15, 2002 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for its May 15, 2002 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

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

         10.41*** Security Agreement between Lancer Corporation and The Frost
                  National Bank, Harris Trust and Savings Bank, and Whitney National Bank.

         10.42 First Amendment to Seventh Amendment and Restated Credit Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.

         10.43 Master Lease and Supplement between The Frost National Bank and Lancer Partnership, Ltd.

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

LANCER CORPORATION

by:  /s/ GEORGE F. SCHROEDER
George F. Schroeder                                              March 25, 2002
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date
------------------------    -----------------------------    -----------------

/s/ ALFRED A. SCHROEDER     Chairman of the Board            March 25, 2002
-----------------------     -----------------------------    -----------------
Alfred A. Schroeder                                          Date

/s/ GEORGE F. SCHROEDER     President and Director           March 25, 2002
------------------------    -----------------------------    -----------------
George F. Schroeder         (principal executive officer)    Date

/s/ WALTER J. BIEGLER       Director                         March 25, 2002
------------------------    -----------------------------    -----------------
Walter J. Biegler                                            Date

/s/ JEAN M. BRALEY          Director                         March 25, 2002
------------------------    -----------------------------    -----------------
Jean M. Braley                                               Date

/s/ NORBORNE P. COLE, JR.   Director                         March 25, 2002
------------------------   ------------------------------    -----------------
Norborne P. Cole, Jr.                                        Date

/s/ OLIVIA F. KIRTLEY       Director                         March 25, 2002
------------------------    -----------------------------    -----------------
Olivia F. Kirtley                                            Date

/s/ RICHARD C. OSBORNE      Director                         March 25, 2002
------------------------    -----------------------------    -----------------
Richard C. Osborne                                           Date

                       LANCER CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
LANCER CORPORATION AND SUBSIDIARIES
  Independent Auditors' Report                                                               F-2

  Consolidated Balance Sheets as of December 31, 2001 and 2000                               F-3

  Consolidated Statements of Operations for each of the years in the three-year
   period ended December 31, 2001                                                            F-5

  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
    for each of the years in the three-year period ended December 31, 2001                   F-6

  Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 2001                                                F-7

  Notes to Consolidated Financial Statements                                                 F-8

  Schedule for the years ended December 31, 2001, 2000 and 1999

    II-Reserve account                                                                      F-23

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedule are not required under the related instructions, are not applicable,or the information required thereby is set forth in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Lancer Corporation:

We have audited the accompanying consolidated balance sheets of Lancer Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

                                            KPMG LLP

San Antonio, Texas
March 7, 2002

                       LANCER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                    (Amounts in thousands, except share data)

                                     ASSETS

                                                                2001          2000
                                                            ----------     ----------
Current assets
   Cash                                                     $    1,849     $      771
   Receivables:
      Trade accounts and notes                                  17,477         16,222
      Other                                                        850            643
                                                            ----------     ----------
                                                                18,327         16,865
      Less allowance for doubtful accounts                        (467)          (379)
                                                            ----------     ----------
          Net receivables                                       17,860         16,486
                                                            ----------     ----------
      Inventories                                               32,160         40,224
      Prepaid expenses                                             655            642
      Deferred tax asset                                           211            273
                                                            ----------     ----------
          Total current assets                                  52,735         58,396
                                                            ----------     ----------

Property, plant and equipment, at cost:
      Land                                                       1,260          1,260
      Buildings                                                 21,983         21,981
      Machinery and equipment                                   23,037         21,838
      Tools and dies                                            12,884         11,273
      Leaseholds, office equipment and vehicles                 10,826         10,143
      Assets in progress                                         1,194          1,581
                                                            ==========     ==========
                                                                71,184         68,076
      Less accumulated depreciation and amortization           (35,183)       (31,384)
                                                            ==========     ==========
          Net property, plant and equipment                     36,001         36,692
                                                            ----------     ----------
Long-term recivables ($407 and $529 due from officers,
   respectively)                                                   612            761
Long term investments                                            2,278          2,599
Intangibles and other assets, at cost, less accumulated
   amortization                                                  4,674          3,944
                                                            ----------     ----------
                                                               $96,300    $   102,392
                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000

                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       2001                  2000
                                                                   -------------        -------------
Current liabilities:
  Accounts payable                                                 $       7,911        $       8,962
  Current installments of long-term debt                                   2,718                3,129
  Line of credit with bank                                                15,600               21,000
  Deferred licensing and maintenance fees                                  1,295                  774
  Accrued expenses and other liabilities                                   4,754                5,071
  Taxes payable                                                              896                  584
                                                                   -------------        -------------
    Total current liabilities                                             33,174               39,520

Deferred  tax liability                                                    2,032                2,448
Long-term debt, excluding current installments                            11,872               12,724
Deferred licensing and maintenance fees                                    4,478                3,873
Other long-term liabilities                                                  403                    -
                                                                   -------------        -------------
    Total liabilities                                                     51,959               58,565
                                                                   -------------        -------------

Commitments and contingencies                                                  -                    -

Minority interest                                                             55                  294

Shareholders' equity:

  Preferred stock, without par value:
   5,000,000 shares authorized; none issued                                    -                    -

  Common stock, $.01 par value:
   50,000,000 shares authorized; 9,127,757 and 9,124,857
   issued and outstanding in 2001 and 2000, respectively                      91                   91

  Additional paid in capital                                              11,943               11,933

  Accumulated other comprehensive loss                                    (3,976)              (3,317)

  Retained earnings                                                       36,228               34,826
                                                                   -------------        -------------
    Total shareholders' equity                                            44,286               43,533
                                                                   -------------        -------------
                                                                   $      96,300        $     102,392
                                                                   =============        =============

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000 and 1999

                    (Amounts in thousands, except share data)

                                                     2001           2000           1999
                                                 ------------   ------------    ------------
Net sales                                        $    123,804   $    113,238    $    129,840

Cost of sales                                          96,692         87,663         108,154
                                                 ------------   ------------    ------------
    Gross profit                                       27,112         25,575          21,686

Selling, general and administrative expenses           22,759         21,792          22,153
Write-down of Brazilian assets                              -              -           5,956
                                                 ------------   ------------    ------------
    Operating income (loss)                             4,353          3,783          (6,423)
                                                 ------------   ------------    ------------
Other (income) expense:
  Interest expense                                      3,200          3,297           3,464
  Loss (income) from joint venture                        296             82          (1,677)
  Gain on sale of investment                                -              -            (895)
  Minority interest                                      (239)          (248)           (124)
  Interest and other income, net                       (1,133)          (261)           (123)
                                                 ------------   ------------    ------------
                                                        2,124          2,870             645
                                                 ------------   ------------    ------------
    Earnings (loss) before income taxes                 2,229            913          (7,068)
                                                 ------------   ------------    ------------
Income tax expense (benefit):
  Current                                                 957          1,059          (2,675)
  Deferred                                               (130)          (704)            174
                                                 ------------   ------------    ------------
                                                          827            355          (2,501)
                                                 ------------   ------------    ------------

    Net earnings (loss)                          $      1,402   $        558   $      (4,567)
                                                 ============   ============    ============

Common Shares and Equivalents Outstanding:
  Basic                                             9,127,062      9,124,857       9,123,527
  Diluted                                           9,314,789      9,290,003       9,123,527

Earnings  (Loss) Per Share:
  Basic                                          $       0.15   $       0.06    $      (0.50)
  Diluted                                        $       0.15   $       0.06    $      (0.50)

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 2001, 2000 and 1999

                    (Amounts in thousands, except share data)

                                                                               Accumulated
                                                                 Additional     and Other                          Total
                                                     Common       Paid-in     Comprehensive      Retained       Shareholders'
                                                     Stock        Capital      Income (Loss)     Earnings         Equity
                                                  ----------- --------------- --------------  --------------   --------------
Balance December 31, 1998                         $        91 $        11,913 $       (2,581) $       38,835   $       48,258
    Comprehensive loss:
      Net loss                                              -               -              -          (4,567)          (4,567)
      Cumulative translation adjustment                     -               -            829               -              829
        Unrealized loss on investment,
        net of tax                                          -               -            (64)              -              (64)
                                                                                                               --------------
        Total comprehensive loss:                                                                                      (3,802)
                                                                                                               --------------
      Exercise of 3,375 stock options                       -              20              -               -               20
                                                  ----------- --------------- --------------  --------------   --------------
Balance December 31, 1999                                  91          11,933         (1,816)         34,268           44,476

    Comprehensive loss:
      Net earnings                                          -               -              -             558              558
      Cumulative translation adjustment                     -               -         (1,393)              -           (1,393)
      Unrealized loss on investment,
        net of tax                                          -               -           (108)              -             (108)
                                                                                                               --------------
        Total comprehensive loss:                                                                                        (943)
                                                  ----------- --------------- --------------  --------------   --------------
Balance December 31, 2000                                  91          11,933         (3,317)         34,826           43,533

    Comprehensive Income:
      Net earnings                                          -               -              -           1,402            1,402
      Cumulative translation adjustment                     -               -           (817)              -             (817)
      Reclassification adjustment for
        realized loss included in net
        income, net of tax                                                               172                              172
      Unrealized loss on derivative instruments:
        Initial loss upon Adoption of
          SFAS No. 133                                      -               -            (51)              -              (51)
        Reclassification adjustment for loss
          included in interest expense                      -               -             37               -               37
                                                                                                               --------------
        Total comprehensive income:                                                                                       743
                                                                                                               --------------
      Exercise of 2,900 stock options                       -              10              -               -              10
                                                  ----------- --------------- --------------  --------------   --------------
Balance December 31, 2001                         $        91 $        11,943 $       (3,976) $       36,228   $       44,286
                                                  =========== =============== ==============  ==============   ==============

          See accompanying notes to consolidated financial statements.

                       LANCER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

                           (Amounts in thousands)

                                                                       2001             2000             1999
                                                                    -------------    -------------   -------------
Cash flow from operating activities:
   Net earnings (loss)                                              $       1,402    $         558   $     (4,567)

   Adjustments to reconcile net earnings to net
     cash (used in) provided by operating activities:
      Depreciation and amortization                                         4,816            4,205          3,990
      Deferred licensing and maintenance fees                               1,126             (472)         2,521
      Deferred income taxes                                                  (453)            (704)           174
      (Gain) loss on sale and disposal of assets                               (6)              10             22
      Gain on sale of long-term investments                                     -                -           (895)
      Minority interest                                                      (239)            (248)          (124)
      Loss (earnings) from joint venture                                      296               82         (1,677)
      Impairment of investment                                                279                -              -
      Impairment of Brazilian assets                                            -                -          5,956
      Change in assets and liabilities, net of effects
        from purchase of subsidiary:
          Receivables                                                      (1,532)             635          3,041
          Prepaid expenses                                                    (13)            (177)            95
          Income taxes receivable                                               -            3,505         (3,300)
          Inventories                                                       7,678           (4,646)         9,431
          Other assets                                                       (720)            (365)          (567)
          Accounts payable                                                   (868)             409            303
          Accrued expenses                                                   (239)           1,098         (1,298)
          Income taxes payable                                                343              584            (12)
                                                                    -------------    -------------   ------------
            Net cash provided by operating activities                      11,870            4,474         13,093
                                                                    -------------    -------------   ------------

Cash flow from investing activities:
      Proceeds from sale of assets                                             52                2             16
      Acquisition of property, plant and equipment                         (3,998)          (5,166)        (4,957)
      Acquisition of subsidiary company                                         -                -         (1,719)
      Proceeds of long-term investments and affiliates                          7              209          2,738
                                                                    -------------    -------------   ------------
            Net cash used in investing activities                          (3,939)          (4,955)        (3,922)
                                                                    -------------    -------------   ------------

Cash flow from financing activities:
      Net borrowings (repayments) under line of credit agreements          (5,400)           3,400         (4,700)
      Proceeds from issuance of long-term debt                                697                -          1,457
      Retirement of long-term debt                                         (1,960)          (3,075)        (4,827)
      Net proceeds from exercise of stock options                              10                -             20
                                                                    -------------    -------------   ------------
            Net cash (used in) provided by financing activities            (6,653)             325         (8,050)
                                                                    -------------    -------------   ------------
Effect of exchange rate changes on cash                                      (200)            (300)        (1,013)
Net increase (decrease) in cash                                             1,078             (456)           108
Cash at beginning of year                                                     771            1,227          1,119
                                                                    -------------    -------------   ------------
Cash at end of year                                                 $       1,849    $         771   $      1,227
                                                                    =============    =============   ============

           See accompanying notes to consolidated financial statements

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Lancer Corporation (the "Company") designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, with intercompany balances and transactions eliminated in consolidation.

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

LONG-TERM INVESTMENTS

The Company owns a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems. The investment is accounted for under the equity method. The remaining 50% is owned by the developer of the technology utilized by the joint venture. The joint venture now owns the rights to that technology. (See note 3.)

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

                       LANCER CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments using the principles of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001, which consist of interest rate swap agreements. The Company entered into the swap agreements to effectively fix the interest rate on a portion of its debt in order to lessen the Company's exposure to floating rate debt. Future changes in the fair value of those derivatives will be recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $51,000 which will be recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months. As of December 31, 2001, the fair value of the interest rate swap agreements was a liability of $379,000, which is included in accrued expenses in the accompanying financial statements. During 2001, the Company recognized in interest expense $37,000 relating to the transition adjustment and $328,000 relating to the change in the fair value of the interest rate swap agreements, respectively.

NET EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options approximated 187,727, 165,146, and 0 shares in 2001, 2000 and 1999, respectively. Options to purchase approximately 132,250, 293,875 and 110,750, shares in 2001, 2000 and 1999, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

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

INCOME TAXES

Amounts in the financial statements related to income taxes are calculated using the principles SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates.

Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs are expensed as incurred and totaled approximately $2.4 million, $2.9 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

STOCK COMPENSATION PLANS

The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. In addition, the required pro forma disclosures of net income and net income per share as if the fair value method of accounting for stock based compensation had been applied under SFAS No. 123 "Accounting for Stock-Based Compensation" are made in the notes to the consolidated financial statements. (See note 6.)

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income
(loss) consists of net earnings (loss), currency translation adjustment, unrealized gain (loss) on investment, and unrealized loss on derivative instruments and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires additional disclosures in the consolidated financial statements but it does not affect the Company's financial position or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under this statement goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company has approximately $1.6 million of goodwill, net of accumulated amortization, at December 31,2001. Amortization expense related to goodwill for the year ended December 31, 2001 was $163,000. The Company will adopt SFAS No. 142 on January 1, 2002. The Company is assessing the impact of SFAS No. 142 on its financial statements and believes the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

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

2. IMPAIRMENT OF BRAZILIAN ASSETS

As a result of the continuing poor business conditions in much of Latin America, the Company has substantially reduced its manufacturing operations in Brazil. Accordingly, the Company's inventory, manufacturing equipment and goodwill in Brazil has been written-down to net realizable value. The write-down resulted in a pre-tax charge of approximately $6.0 million during 1999. The amount of the write-down was determined based on both internal and external independent valuations.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT IN JOINT VENTURE

Summarized financial data for investment in joint venture is as follows (amounts in thousands):

CONDENSED STATEMENT OF OPERATIONS               2001            2000            1999
---------------------------------           -------------   -------------   -------------
     Net Sales                              $       8,415   $       8,632   $     22,991
     Gross profit                                   1,078           2,251          5,480
     Net (loss) earnings                           (1,323)            154          3,826

CONDENSED BALANCE SHEET
-----------------------
     Current assets                         $       3,396   $       3,225
     Non-current assets                             3,224           3,344
                                            -------------   -------------
                                            $       6,620   $       6,569
                                            =============   =============

     Current liabilities                    $       2,389   $       1,008
     Non-current liabilities                            2               9
     Partners' capital                              4,229           5,552
                                            -------------   -------------
                                            $       6,620   $       6,569
                                            =============   =============

The Company's 50% share of net earnings, after elimination of profit in ending inventory, is included in other income. The Company purchases substantially all equipment manufactured by the joint venture as it is produced.

4. INCOME TAXES

An analysis of income tax expense (benefit) follows (amounts in thousands):

          2001                         Current        Deferred         Total
         -------                       -------        --------       -------
         Federal                       $    --        $   (246)      $  (246)
         State                              24              --            24
         Foreign                           933             116         1,049
                                       -------        -------        -------
         Total                         $   957        $  (130)       $   827
                                       =======        =======        =======
          2000
         -------
         Federal                       $  (297)       $  (680)       $  (977)
         State                              24              --            24
         Foreign                         1,332            (24)         1,308
                                       -------        -------        -------
         Total                         $ 1,059        $  (704)       $   355
                                       =======        ========       =======
          1999
         -------
         Federal                       $(3,563)       $    158       $(3,405)
         State                              24              --            24
         Foreign                           864             16            880
                                       -------        --------       -------
         Total                         $(2,675)       $    174       $(2,501)
                                       =======        ========       =======

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following (amounts in thousands):

                                                           2001         2000
                                                      ------------   ----------
Deferred tax assets:
    Accounts receivable                               $        217   $       85
    Inventory                                                  257          382
    Compensation and benefits                                  141          349
    Net operating loss carryforward, expiring in 2020        1,364          579
    Minimum taxes creditable in foreign jurisdictions          503          323
    Foreign deferred assets                                    114          108
    Other                                                      252          392
                                                      ------------   ----------
Total gross deferred tax assets                              2,848        2,218
                                                      ------------   ----------

Deferred tax liabilities:
  Property, plant and equipment                              3,283        3,007
  DISC income                                                1,386        1,386
                                                      ------------   ----------
    Total deferred tax liability                             4,669        4,393
                                                      ------------   ----------
       Net deferred tax liability                     $      1,821   $    2,175
                                                      ============   ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001.

The actual tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (amounts in thousands):

                                                 2001       2000       1999
                                               -------    -------    -------
Computed "expected" tax expense (benefit)      $   758    $   310    $(2,403)

Increase (decrease) in taxes resulting from:
     Effect of foreign tax losses                    -          -       (256)
     Effect of nondeductible expenses               44         99        167
     State, net of Federal benefit                  16         16         16
     Effect of foreign tax rates                    34         83         68
     Other, net                                    (25)      (153)       (93)
                                               -------    -------    -------
                                               $   827    $   355    $(2,501)
                                               =======    =======    =======

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

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the "Service") is examining the Company's U.S. income tax return for 1999 including the deduction of the loss on its investment in the Brazilian operation, and has proposed the disallowance of the deduction. The Company believes that the Service's proposal is without merit, and intends to vigorously defend its position. The Company does not believe that any significant adjustments will be required as a result of this examination.

Actual net Federal income taxes (refunded) paid were approximately $0.0, ($3.0) million, and ($0.3) million for 2001, 2000, and 1999, respectively.

5. LONG-TERM DEBT AND LINE OF CREDIT WITH BANKS

     (Amounts in thousands)                                                           2001       2000
                                                                                    ---------  --------
$14,824 notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 4.43% at December 31,
     2001) through July 15, 2003; secured by substantially all
     of the Company's assets in the United States                                   $  12,724  $ 14,124

Note payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 2.68% at
     December 31, 2001) through December 31, 2001                                       1,196     1,594

Capital lease payable to bank, due in monthly installments plus interest of
     6.72% through November 1, 2006                                                       670         -

Other                                                                                       -       135
                                                                                    ---------  --------
                                                                                       14,590    15,853
Less current installments of long-term debt                                             2,718     3,129
                                                                                    ---------  --------
                                                                                    $  11,872  $ 12,724
                                                                                    =========  ========

The Company also has a $30.0 million revolving credit facility (the "Revolving Facility") from three banks. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. The Revolving Facility is collateralized by substantially all of the Company's assets in the United States. Amounts outstanding under the revolving facility were $15.6 million at December 31, 2001 and $21.0 million at December 31, 2000. There was $5.4 million available under the Revolving Facility on December 31, 2001. Interest accrues at a rate based upon either LIBOR or upon the Banks' prime rate. The weighted average interest rate was 4.24% as of December 31, 2001. The Revolving Facility expires July 15, 2003.

The note payable to the seller of the Company's Brazil subsidiary was due on December 31, 2001. Because of the unfavorable business conditions in Brazil, the holder of the note has not demanded payment of the amount due. The Company has not repaid the $1.196 million balance pending discussions with the holder of the note to restructure the debt.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Annual maturities on long-term debt outstanding at December 31, 2001 are as follows (amounts in thousands):

                                  2002      $    2,718
                                  2003          11,464
                                  2004             140
                                  2005             149
                                  2006             119
                                            ----------
                                            $   14,590
                                            ==========

To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the "Swap Agreements") for a combined notional principal amount of $10.0 million. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Company's Swap Agreements provide that the Company pay fixed interest rates ranging from 5.98% to 6.23%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institution involved.

The Credit Facilities and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with all of these financial ratios and covenants as of December 31, 2001.

Actual interest paid was approximately $3.0 million, $3.2 million and $3.6 million in 2001, 2000 and 1999, respectively.

6. EMPLOYEE BENEFIT PLANS

COMMON STOCK OPTIONS

The Company has stock option plans under which incentive and non-qualified options may be granted. Options are granted at the market price per share at the grant date. Options generally become exercisable in 20% increments beginning on the grant date and expire five years from the grant date.

A summary of transactions for all options follows:

                                       Stock Options          Option Price
                                      ---------------   ----------------------
Outstanding at December 31, 1998              554,863   $    1.29  -     16.54
     Granted                                   82,000        7.81  -     10.06
     Canceled                                 (90,500)       7.22  -     13.83
     Exercised                                 (3,375)       4.96  -      7.22
                                      ---------------   ----------------------
Outstanding at December 31, 1999              542,988   $    1.29  -     16.54
     Granted                                  225,000        3.57  -      5.00
     Canceled                                 (22,950)       3.57  -     13.25
                                      ---------------   ----------------------
Outstanding at December 31, 2000              745,038   $    1.29  - $   16.54
     Granted                                   29,000        5.51  -      6.06
     Canceled                                (168,725)       3.56  -     10.00
     Exercised                                 (2,900)       3.57  -      3.57
                                      ---------------   ----------------------
Outstanding at December 31, 2001              602,413   $    1.29        16.54
                                      ===============   ======================

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of exercisable options follows:

                                         Number of            Weighted
        Range of                        Exercisable           Avg. of
         Prices                           Options          Exercise Price
      ---------------------------------------------------------------------
      1999
      $1.0 to 5.0                            256,162       $          1.30
      $5.1 to 10.0                           158,800       $          7.61
      $10.0 to 17.0                           24,400       $         14.94
      =====================================================================
      2000
      $1.0 to 5.0                            300,761       $          1.66
      $5.1 to 10.0                           191,375       $          7.67
      $10.0 to 17.0                           32,100       $         14.97
      =====================================================================
      2001
      $1.0 to 5.0                            340,562       $          1.91
      $5.1 to 10.0                            46,600       $          8.54
      $10.0 to 17.0                           40,700       $         14.95
      =====================================================================

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

                                                       2001       2000        1999
                                                    ---------   --------   ---------
Net earnings (loss) as reported                     $   1,402   $    558   $  (4,567)
Net earnings (loss) pro forma                           1,158        305      (4,893)
Net earnings (loss) per basic share-as reported          0.15       0.06       (0.50)
Net earnings (loss) per basic share-pro forma            0.13       0.03       (0.54)
Net earnings (loss) per diluted share-as reported        0.15       0.06       (0.50)
Net earnings (loss) per diluted share-pro forma          0.12       0.03       (0.54)
Weighted-average fair value of
  options, granted during the year                       2.02       1.51        3.61

The fair value of each option granted in 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2001       2000        1999
                                            ---------   --------   ---------
Expected life (years)                               4          4           4
Interest rate                                     4.0%       5.0%        6.5%
Volatility                                       44.4%      43.4%       42.0%
Dividend yield                                   None       None       None

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SELF-INSURED MEDICAL PLAN

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

In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers' compensation claims. All claims paid under the policy are subject to a deductible of $500,000 to be paid by the Company. Based upon the Company's past experience, management believes that the Company has adequately provided for potential losses. However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company's financial position or its results of operations.

EMPLOYEE PROFIT SHARING PLAN

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements. Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations. The Company matches employee 401(k) contributions to the plan at a rate of 50% of the first 6% of the salary contributed to the plan through salary deferral. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan. The accompanying consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 include Company contributions to the plan of approximately $0.2 million, $0.5 million and $0.4 million, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of Lancer Pacific Pty. Ltd. Contributions during 2001, 2000 and 1999 totaled approximately $0.1 million, $0.2 million, and $0.1 million, respectively.

7. LEASES

The Company rents a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

At December 31, 2001, future minimum lease payments required under all noncancelable operating leases are as follows (amounts in thousands):

                    2002                            $      657
                    2003                                   357
                    2004                                   244
                    2005                                    47
                                                    ----------
         Total minimum lease payments               $    1,305
                                                    ==========

Total rental expense was approximately $1.3 million, $2.5 million and $2.8 million in 2001, 2000 and 1999, respectively.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is party to agreements to provide warehousing space and services for certain of its customers. Rental income related to the warehousing agreements totaled approximately $1.7 million, $1.2 million and $1.1 million in 2001, 2000 and 1999, respectively.

8. LONG-TERM RECEIVABLES

Long-term receivables are interest bearing and include approximately $0.4 million and $0.5 million due from officers as of December 31, 2001 and 2000, respectively.

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

LONG-TERM INVESTMENTS

Long-term investments, excluding investment in joint venture, are stated at approximate market value based upon the current nature of the investments. The Company's investment in Packaged Ice, Inc. was written-down by $279,000 to the fair market value at December 31, 2001.

DEBT

The carrying amount of the Company's long-term debt and short-term debt approximate market value as the rates are variable or are fixed at current market rates.

SWAP AGREEMENTS

The carrying amount of the Company's interest rate swap agreements approximate market value. The fair market value of interest rate swap agreements was approximately $(0.4) million as of December 31, 2001.

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

11. SUPPLEMENTAL BALANCE SHEET AND INCOME STATEMENT INFORMATION

Inventory components are as follows (amounts in thousands):

                                                      2001        2000
                                                 ---------   ---------
                   Finished goods                $  14,350   $  16,407
                   Work in process                   8,199      11,043
                   Raw material and supplies         9,611      12,774
                                                 ---------   ---------
                                                 $  32,160   $  40,224
                                                 =========   =========

Accrued expenses consist of the following (amounts in thousands):

                                                        As of December 31,
                                                      --------------------
                                                         2001      2000
                                                      ---------  ---------
              Payroll and related expenses            $   1,786  $   1,832
              Commissions                                   499        556
              Health and workers' compensation              561        604
              Property taxes                                297        319
              Interest                                      679        434
              Other                                         932      1,326
                                                      ---------  ---------
                                                      $   4,754  $   5,071
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

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The fourth quarter of 2001 includes an impairment loss of $0.3 million related to the Company's investment in Packaged Ice, Inc. The following table reflects the quarterly results for 2001 and 2000 (in thousands except for share data):

                                         Three Months Ended
                             --------------------------------------------
2001                           March      June     September    December
----                             31        30         30           31
                             --------   --------   ----------   ---------
Net sales                    $ 30,015   $ 31,441   $   31,388   $ 30,960
Gross profit                    7,127      7,383        7,252      5,350
Net earnings (loss)               871        482          561        (512)

Earnings (loss) per share:
  Basic                      $   0.10   $   0.05   $     0.06   $   (0.06)
  Diluted                    $   0.09   $   0.05   $     0.06   $   (0.06)

                                         Three Months Ended
                             --------------------------------------------
2000                           March      June     September    December
----                             31        30         30           31
                             --------   --------   ----------   ---------
Net sales                    $ 27,679   $ 31,463   $   29,562   $  24,534
Gross profit                    6,187      8,068        6,630       4,690
Net earnings (loss)               315        806          549      (1,112)

Earnings (loss) per share:
  Basic                      $   0.03   $   0.09   $     0.06   $   (0.12)
  Diluted                    $   0.03   $   0.09   $     0.06   $   (0.12)

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer.

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      North      Latin
   Amounts in thousands              America    America    Pacific    Brazil     Europe      Asia     Corporate     Total
                                    ---------- ---------- ---------- --------- ----------- ---------- ---------- ------------
Year ended December 31, 2001
   Total revenues                   $   87,770      9,816     13,137     1,092       9,856      2,133          -   $   123,804
   Depreciation and amortization         4,132        170        317       136          61          -                    4,816
   Operating income (loss)              11,105        587      1,358      (247)      1,601         56    (10,107)        4,353
   Identifiable assets                                                                                                       -
     at December 31, 2001               67,417     13,677      9,080     1,798       4,328          -          -        96,300
   Capital expenditures                  3,292        471        221        12           2          -          -         3,998

Year ended December 31, 2000
   Total revenues                   $   73,373      7,850     16,638     1,538      10,895      2,944          -   $   113,238
   Depreciation and amortization         3,583        156        342        60          64          -          -         4,205
   Operating income (loss)               9,056        827      2,196        10       1,923        285    (10,514)        3,783
   Identifiable assets                                                                                                      -
     at December 31, 2000               76,885      9,348      9,522     1,915       4,722          -          -       102,392
   Capital expenditures                  3,916        290        471       368         121          -          -         5,166

Year ended December 31, 1999
   Total revenues                   $   85,889     11,225     15,407     2,065       9,471      5,783          -   $   129,840
   Depreciation and amortization         3,250        151        429       139          21          -          -         3,990
   Operating income (loss)               8,451        528      1,535    (6,819)      1,023        845    (11,986)       (6,423)
   Identifiable assets
     at December 31, 1999               78,766      7,742     12,128     1,297       3,121          -          -       103,054
   Capital expenditures                  4,819          4         55        63          16          -          -         4,957

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

Substantially all revenues result from the sales of products and services associated with beverage dispensing. The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (Amounts in thousands):

                                            2001      2000        1999
                                         --------- ----------  ---------
         Soft drink, citrus and frozen
              beverage dispensers        $  51,001  $  43,045  $  62,886
         Post mix dispensing valves         13,818     13,359     15,222
         Beer dispensing systems             6,281      8,472      9,641
         Other                              52,704     48,362     42,091
                                         ---------  ---------  ---------
         Total revenue                   $ 123,804  $ 113,238  $ 129,840
                                         =========  =========  =========

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following provides information regarding net sales to major customers, domestically and internationally (amounts in thousands):

                                            Percent of             Percent of            Percent of
                                    2001    Net Sales      2000    Net Sales      1999   Net Sales
                                 ---------  ----------  ---------  ----------  --------- ----------
United States:
    The Coca-Cola Company        $  44,163          36% $  29,649          27% $  32,394         25%
    Other                           42,025          34     42,829          38     51,838         40
                                 ---------  ----------  ---------  ----------  --------- ----------
                                    86,188          70     72,478          65     84,232         65
                                 ---------  ----------  ---------  ----------  --------- ----------
Outside of United States:
    Other                           37,616          30     40,760          35     45,608         35
                                 ---------  ----------  ---------  ----------  --------- ----------
                                    37,616          30     40,760          35     45,608         35
                                 ---------  ----------  ---------  ----------  --------- ----------
                                 $ 123,804         100% $ 113,238         100% $ 129,840        100%
                                 =========  ==========  =========  ==========  ========= ==========

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

                       LANCER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   SCHEDULE II

                                 RESERVE ACCOUNT

                                      Balance at     Additions
                                     Beginning of   Charged to    Deductions    Balance at
Description                              Year         Expense    from Account  End of Year
-----------                          ------------   ----------  -------------- -----------
   Allowance for doubtful accounts
      (amounts in thousands):


             December 30, 2001       $        379   $      122  $           34 $       467
             December 31, 2000       $        414   $       66  $          101 $       379
             December 31, 1999       $        326   $      154  $           66 $       414