Form 10-Q
period 2002-03-31
LANCER CORP /TX/
filed 2002-05-15
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)
6655 Lancer Blvd., San Antonio, Texas	78219
(Address of principal executive offices)	(Zip Code)

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

YES ☒        NO ☐

Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of April 30, 2002
Common stock, par value $.01 per share	9,330,101

Part I—Financial Information

Item 1—Financial Statements

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	March 31, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash	$2,143	$1,849
Receivables:
Trade accounts and notes	20,080	17,477
Other	914	850

	20,994	18,327
Less allowance for doubtful accounts	(478)	(467)

Net receivables	20,516	17,860
Inventories	32,729	32,160
Prepaid expenses	917	655
Deferred tax asset	224	211

Total current assets	56,529	52,735

Property, plant and equipment, at cost:
Land	1,260	1,260
Buildings	21,905	21,906
Machinery and equipment	23,325	23,028
Tools and dies	13,433	12,884
Leaseholds, office equipment and vehicles	10,356	10,402
Assets in progress	903	1,194

	71,182	70,674
Less accumulated depreciation and amortization	(35,815)	(34,673)

Net property, plant and equipment	35,367	36,001

Long-term receivables ($406 and $407 due from officers, respectively)	640	612
Long-term investments	2,535	2,278
Intangibles and other assets, at cost, less accumulated amortization	4,880	4,674

	$99,951	$96,300

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Accounts payable	$10,681	$7,911
Current installments of long-term debt	2,719	2,718
Line of credit with bank	15,800	15,600
Deferred licensing and maintenance fees	1,248	1,295
Accrued expenses and other liabilities	5,142	4,754
Taxes payable	996	896

Total current liabilities	36,586	33,174
Deferred tax liability	2,037	2,032
Long-term debt, excluding current installments	11,494	11,872
Deferred licensing and maintenance fees	4,317	4,478
Other long-term liabilities	403	403

Total liabilities	54,837	51,959

Commitments and contingencies	—	—
Minority interest	11	55
Shareholders' equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: 50,000,000 shares authorized; 9,383,919 issued and 9,327,715 outstanding in 2002, and 9,127,757 issued and oustanding in 2001	94	91
Additional paid-in capital	12,272	11,943
Accumulated other comprehensive loss	(3,676)	(3,976)
Retained earnings	36,731	36,228
Less common stock in treasury, at cost; 56,204 shares in 2002	(318)	—

Total shareholders' equity	45,103	44,286

	$99,951	$96,300

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net sales	$30,380	$30,015
Cost of sales	23,171	22,888

Gross profit	7,209	7,127
Selling, general and administrative expenses	5,968	5,838

Operating income	1,241	1,289

Other (income) expense:
Interest expense	460	1,105
Loss (earnings) from joint venture	92	(61)
Minority interest	(44)	(59)
Other income, net	(65)	(1,116)

	443	(131)

Income before income taxes	798	1,420
Income tax expense (benefit):
Current	291	550
Deferred	4	(1)

	295	549

Net earnings	$503	$871

Common Shares Outstanding:
Basic	9,303,771	9,126,218
Diluted	9,388,797	9,318,880
Earnings Per Share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.09

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flow from operating activities:
Net earnings	$503	$871
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,173	1,138
Deferred licensing and maintenance fees	(208)	923
Deferred income taxes	4	(1)
Loss (gain) on sale and disposal of assets	3	(18)
Minority interest	(44)	(59)
Loss (earnings) from joint venture	92	(61)
Changes in assets and liabilities:
Receivables	(2,556)	(4,457)
Prepaid expenses	(262)	114
Inventories	(443)	(271)
Other assets	(162)	(187)
Accounts payable	2,690	2,275
Accrued expenses	362	(247)
Income taxes payable	78	786

Net cash provided by operating activities	1,230	806

Cash flow from investing activities:
Proceeds from sale of assets	2	50
Acquisition of property, plant and equipment	(467)	(1,290)
Acquisition of long-term investments	(370)	—

Net cash used in investing activities	(835)	(1,240)

Cash flow from financing activities:
Net borrowings under line of credit agreements	200	1,200
Retirement of long-term debt, net of proceeds	(377)	(395)
Proceeds from exercise of stock options	14	6

Net cash provided by financing activities	(163)	811

Effect of exchange rate changes on cash	62	(79)

Net increase (decrease) in cash	294	298
Cash at beginning of period	1,849	771

Cash at end of period	$2,143	$1,069

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2001 Annual Report on Form 10-K.

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year's presentation.

2.    New Accounting Pronouncements

        Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 provides guidance on how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company will test goodwill for impairment using the two-step process described in SFAS. 142. The first step is to screen for potential impairment, if any, while the second step measures the amount of impairment, if any. The Company does not presently believe that a material impairment charge will result from the transitional impairment test, which the Company will complete during the second quarter of 2002. With the adoption of FSAS No. 142, the Company ceased the amortization of goodwill with a book value of $1.6 million as of January 1, 2002. The adoption did not have a material effect on comparable financial results for the quarter ended March 31, 2001. Had amortization of goodwill not been recorded during the quarter ended March 31, 2001, the net earnings would have been increased by approximately $28,000, net of taxes, basic earning per share would have remained unchanged and diluted earnings per share would have increased to $.10.

        Effective January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

3.    Inventory Components

        Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (dollars in thousands):

	March 31, 2002	December 31, 2001
Finished goods	$14,962	$14,350
Work in process	8,142	8,199
Raw material and supplies	9,625	9,611

	$32,729	$32,160

4.    Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 85,026 shares and 192,662 for the three months ended March 31, 2002 and 2001, respectively.

5.    Comprehensive Income

        The following are the components of comprehensive income (loss) (amounts in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net earnings	$503	$871
Foreign currency gain (loss) arising during the period	309	(931)
Unrealized (loss) gain on investment (net of tax)	(14)	12
Unrealized loss on derivative instruments:
Initial loss upon adoption of SFAS. No. 133	—	(51)
Reclassification adjustment for loss included in interest expense	5	10

Comprehensive income (loss)	$803	$(89)

        Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency gains (losses), unrealized loss (gains) on investment and unrealized loss on derivative instruments.

6.    Income Taxes

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

7.    Segment and Geographic Information

        The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands).

	North America	Latin America	Pacific	Brazil	Europe	Asia	Corporate	Total
Three months ended March 31, 2002
Total revenues	$22,225	$1,641	$3,495	$130	$2,579	$310	$—	$30,380
Operating income (loss)	2,930	(8)	450	(98)	731	44	(2,808)	1,241
Three months ended March 31, 2001
Total revenues	$20,682	$2,454	$3,038	$345	$2,728	$768	$—	$30,015
Operating income (loss)	3,028	253	217	(41)	639	81	(2,888)	1,289

        All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

LANCER CORPORATION AND SUBSIDIARIES

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the Company's Critical Accounting Policies.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2002 and 2001

        Net sales for the three months ended March 31, 2002 were $30.4 million, up 1% from $30.0 million in the same period of 2001. Sales rose 7% in North America and 15% in the Pacific region. Sales declined 62% in Brazil, 33% in the rest of Latin America, and 60% in Asia. Market conditions throughout most of Latin America (particularly in Brazil) and Asia remain very poor.

        Gross margin was 23.7% in the first quarter of 2002, unchanged from the level in the first quarter of 2001. Slightly higher manufacturing spending offset mildly positive changes to the sales mix.

        Selling, general and administrative expenses were $6.0 million in the first quarter of 2002, up from $5.8 million in the same period last year. Higher payroll-related expenses caused most of the increase. SFAS No. 142, which the Company adopted on January 1, 2002, eliminates the amortization of goodwill. Goodwill expense was $42,000 in the first quarter of 2001.

        First quarter interest expense was $0.5 million in 2002, down from $1.1 million in 2001. $0.3 million of the decrease in interest expense was caused by the required mark-to-market adjustments of the Company's interest rate swap agreements. Lower average interest rates, combined with lower average borrowings caused the remainder of the decline. In the first quarter of 2002, the Company recorded a $0.1 million loss from its joint venture that produces frozen beverage equipment, compared to $0.1 million of income in the same period of 2001. Lower manufacturing volumes affected the joint venture's profitability in the 2002 period. Other income of $1.1 million in the first quarter of 2001 includes a $1.0 million gain relating to the cancellation of a project. The effective tax rate was 37.0% in the first quarter of 2002, compared to 38.7% in the first quarter of 2001. The lower rate in 2002 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Net income for the first quarter of 2002 was $0.5 million, compared to $0.9 million in the first quarter of 2001.

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

        Cash provided by operating activities was $1.2 million in the first three months of 2002, compared to $0.8 million in the same period last year. Accounts receivable rose $2.6 million during the 2002 period in part because of changes in credit terms granted to several customers. The Company made capital expenditures of $0.5 million in the 2002 period, primarily for production tooling and equipment. Additionally, pursuant to a relocation agreement, the Company bought the home of an officer for $0.4 million. The capital spending was financed with net cash provided by operating activities.

Accounting Matters

        The Company maintains a DISC in order to defer income taxes on its foreign sales. At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the current Code, the FSC is no longer a separate foreign sales entity. A new category of income—extraterritorial income has been created. Under the Code, as amended, a portion of the extraterritorial income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. Current tax regulations prevent the Company from maintaining the DISC and have qualifying foreign trade income concurrently. At the time of liquidation of the DISC, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. The Company would be able to pay such federal income taxes over a ten-year period.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in the Company's market risk factors since December 31, 2001.

Part II—Other Information

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  None

  (b)
  Reports on Form 8-K:

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION

(Registrant)

May 10, 2002	By:	/s/ GEORGE F. SCHROEDER George F. Schroeder President and CEO
May 10, 2002	By:	/s/ MARK L. FREITAS Mark L. Freitas Vice President—Controller

QuickLinks

  Part I—Financial Information
  Item 1—Financial Statements
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data) ASSETS
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (Amounts in thousands, except share data) LIABILITIES AND SHAREHOLDERS' EQUITY
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share data)
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)
LANCER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LANCER CORPORATION AND SUBSIDIARIES
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Part II—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES