Form 10-Q
period 2002-06-30
LANCER CORP /TX/
filed 2002-08-13
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly report pursuant to section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended June 30, 2002	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1591073 (IRS employer identification no.)
6655 Lancer Blvd., San Antonio, Texas (Address of principal executive offices)	78219 (Zip Code)

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

YES     X                  NO

Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

Title Common stock, par value $.01 per share	Shares outstanding as of July 31, 2002 9,331,501

Part I—Financial Information
 Item 1—Financial Statements

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash	$1,895	$1,849
Receivables:
Trade accounts and notes	23,320	17,477
Other	928	850

	24,248	18,327
Less allowance for doubtful accounts	(504)	(467)

Net receivables	23,744	17,860

Inventories	29,528	32,160
Prepaid expenses	794	655
Deferred tax asset	201	211

Total current assets	56,162	52,735

Property, plant and equipment, at cost:
Land	1,432	1,260
Buildings	21,902	21,906
Machinery and equipment	23,312	23,028
Tools and dies	13,494	12,884
Leaseholds, office equipment and vehicles	10,919	10,402
Assets in progress	1,251	1,194

	72,310	70,674
Less accumulated depreciation and amortization	(36,991)	(34,673)

Net property, plant and equipment	35,319	36,001

Long-term receivables ($373 and $407 due from officers, respectively)	619	612
Long-term investments	2,495	2,278
Intangibles and other assets, at cost, less accumulated amortization	5,169	4,674

	$99,764	$96,300

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Accounts payable	$11,472	$7,911
Current installments of long-term debt	2,721	2,718
Line of credit with bank	13,200	15,600
Deferred licensing and maintenance fees	1,624	1,295
Accrued expenses and other liabilities	6,663	4,754
Taxes payable	1,426	896

Total current liabilities	37,106	33,174

Deferred tax liability	1,539	2,032
Long-term debt, excluding current installments	10,575	11,872
Deferred licensing and maintenance fees	3,251	4,478
Other long-term liabilities	367	403

Total liabilities	52,838	51,959

Commitments and contingencies	—	—
Minority interest	—	55
Shareholders' equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: 50,000,000 shares authorized; 9,389,319 issued and 9,333,115 outstanding in 2002, and 9,127,757 issued and outstanding in 2001	94	91
Additional paid-in capital	12,292	11,943
Accumulated other comprehensive loss	(2,453)	(3,976)
Retained earnings	37,311	36,228
Less common stock in treasury, at cost; 56,204 shares in 2002	(318)	—

Total shareholders' equity	46,926	44,286

	$99,764	$96,300

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales	$37,306	$31,207	$67,556	$60,877
Cost of sales	27,574	23,875	50,616	46,519

Gross profit	9,732	7,332	16,940	14,358
Selling, general and administrative expenses	6,585	5,641	12,454	11,337

Operating income	3,147	1,691	4,486	3,021

Other (income) expense:
Interest expense	382	811	842	1,916
Loss from joint venture	46	116	138	55
Minority interest	(11)	(61)	(55)	(120)
Other income, net	(224)	(57)	(307)	(1,176)

	193	809	618	675

Income from continuing operations before income taxes	2,954	882	3,868	2,346
Income tax expense:
Current	938	356	1,269	921
Deferred	101	18	105	17

	1,039	374	1,374	938

Income from continuing operations	1,915	508	2,494	1,408
Discontinued operations
Loss from operations of discontinued Brazilian subsidiary (including loss on disposal of $1,760)	2,020	39	2,138	83
Income tax benefit	(687)	(13)	(727)	(28)

Loss from discontinued operations	1,333	26	1,411	55

Net earnings	$582	$482	$1,083	$1,353

Common Shares Outstanding:
Basic	9,332,135	9,126,218	9,318,031	9,126,397
Diluted	9,408,263	9,333,577	9,398,304	9,326,762
Earnings Per Share:
Basic
Earnings from continuing operations	$0.20	$0.05	$0.27	$0.15
Loss from discontinued operations	$(0.14)	$0.00	$(0.15)	$0.00

Net earnings	0.06	0.05	0.12	0.15

Diluted
Earnings from continuing operations	$0.20	$0.05	$0.27	$0.15
Loss from discontinued operations	$(0.14)	$0.00	$(0.15)	$0.00

Net earnings	0.06	0.05	0.12	0.15

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flow from operating activities:
Net earnings	$1,083	$1,353
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,480	2,286
Deferred licensing and maintenance fees	(898)	771
Deferred income taxes	105	17
Gain on sale and disposal of assets	(11)	(12)
Minority interest	(55)	(120)
Loss from joint venture	138	55
Loss on disposal of discontinued Brazilian subsidiary, net of taxes	1,162	—
Changes in assets and liabilities:
Receivables	(5,657)	(1,460)
Prepaid expenses	(139)	(57)
Inventories	2,373	(1,100)
Other assets	(387)	(358)
Accounts payable	3,583	1,870
Accrued expenses	1,500	391
Income taxes payable	503	389

Net cash provided by operating activities	5,780	4,025

Cash flow from investing activities:
Proceeds from sale of assets	18	49
Acquisition of property, plant and equipment	(1,507)	(1,921)
Acquisition of subsidiary company	(252)	—
Acquisition of long-term investments, net	(360)	—

Net cash used in investing activities	(2,101)	(1,872)

Cash flow from financing activities:
Net payments under line of credit agreements	(2,400)	(900)
Retirement of long-term debt	(1,294)	(790)
Proceeds from exercise of stock options	34	6

Net cash used in financing activities	(3,660)	(1,684)

Effect of exchange rate changes on cash	27	(207)

Net increase in cash	46	262
Cash at beginning of period	1,849	771

Cash at end of period	$1,895	$1,033

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

2.        New Accounting Pronouncements

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 provides guidance on how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company tested goodwill for impairment using the two-step process described in SFAS. 142. The first step is to screen for potential impairment, if any, while the second step measures the amount of impairment, if any. The Company has performed an impairment analysis and concluded that the value of its goodwill is not impaired. With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $1.6 million as of January 1, 2002. Had amortization of goodwill not been recorded during the quarter ended June 30, 2001, the net earnings would have been increased by approximately $26,000, net of taxes, basic earning per share would have increased to $.06 and diluted earnings per share would have remained unchanged. For the six months ended June 30, 2001, the net earnings would have been increased by approximately $54,000, net of taxes; basic and diluted earnings per share would remain unchanged.

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

Effective January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of." However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical

Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 on May 16, 2002 with no material impact on the Company's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial statements.

3.        Discontinued Operations

During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary. The Company expects the closure will be completed by December 31, 2002, through liquidation. In connection with the closure of the Brazilian subsidiary, the Company recorded an estimated loss from disposal of discontinued operations of $1.8 million in the quarter ended June 30, 2002 related to the write-down of the Brazilian subsidiary assets net of expected proceeds, foreign currency translation losses, and an accrual for estimated exit costs. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations for the three and six months ended June 30, 2002 and 2001 in the Consolidated Statements of Operations. For business segment reporting purposes, the Brazil operation was previously classified as the segment "Brazil."

Certain information with respect to the discontinued Brazilian operation for the three and six month ended June 30, 2002 and 2001 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales	$87	$234	$216	$579

Pretax loss from discontinued operations	260	39	378	83
Pretax loss on disposal of discontinued operations, net of tax	1,760	—	1,760	—
Income tax benefit	(687)	(13)	(727)	(28)

Net loss from discontinued operations	$1,333	$26	$1,411	$55

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	June 30, 2002	December 31, 2001
Current assets	$525	$1,436
Property, plant and equipment, net	483	363
Current liabilities	(1,771)	(1,649)

Net (liabilities) assets of discontinued operation	$(763)	$150

4.    Inventory Components

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (amounts in thousands):

	June 30, 2002	December 31, 2001
Finished goods	$12,055	$14,350
Work in process	7,652	8,199
Raw material and supplies	9,821	9,611

	$29,528	$32,160

5.        Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 76,128 and 207,359 for the three months ended June 30, 2002 and 2001, and 80,273 and 200,365 for the six months ended June 30, 2002 and 2001, respectively.

6.        Comprehensive Income

The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net earnings	$582	$482	$1,083	$1,353
Foreign currency translation gain (loss):
Foreign currency gain (loss) arising during the period	314	103	624	(827)
Reclassification adjustment for losses included in discontinued operations	892	—	892	—

Net foreign currency translation gain (loss)	1,206	103	1,516	(827)
Unrealized gain (loss) on investment, net of tax	11	28	(3)	40
Unrealized loss on derivative instruments:
Initial loss upon adoption of SFAS No. 133	—	—	—	(51)
Reclassification adjustment for loss included in interest expense	5	10	10	20

Comprehensive income	$1,804	$623	$2,606	$535

Accumulated other comprehensive loss on the accompanying consolidated balance sheet includes foreign currency gains (losses), unrealized gain (loss) on investment and unrealized loss on derivative instruments.

7.        Income Taxes

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

8.        Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer.

The Brazil segment is reported as discontinued operations for the three and six months ended June 30, 2002 and 2001 in the Consolidated Statement of Operations. See footnote 3 for further discussion of discontinued operations.

(Amounts in Thousands)	North America	Latin America	Pacific	Europe	Asia	Corporate	Total
Three months ended June 30, 2002
Total revenues	$27,452	$3,132	$3,085	$3,020	$617	$—	$37,306
Operating income (loss)	5,185	376	8	755	99	(3,276)	3,147
Three months ended June 30, 2001
Total revenues	$22,007	$3,045	$3,203	$2,691	$261	$—	$31,207
Operating income (loss)	3,004	302	293	747	(85)	(2,570)	1,691
Six months ended June 30, 2002
Total revenues	$49,677	$4,773	$6,580	$5,599	$927	$—	$67,556
Operating income (loss)	8,115	368	458	1,486	143	(6,084)	4,486
Six months ended June 30, 2001
Total revenues	$42,689	$5,499	$6,241	$5,419	$1,029	$—	$60,877
Operating income (loss)	6,032	556	509	1,386	(4)	(5,458)	3,021

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

Continuing Operations

Net sales for the three months ended June 30, 2002 were $37.3 million, up 20% from sales in the same period of 2001. Revenue in the Company's North America region increased 25% primarily because of improved sales of the Company's core fountain equipment. Sales rose 12% in Europe and 136% in Asia, which had a particularly weak second quarter in 2001. Sales rose slightly in Latin America (excluding Brazil), and fell slightly in the Pacific region.

Effective May 1, 2002, the Company's joint venture that manufactures frozen beverage equipment will sell directly to third party customers, and will pay a commission to the Company. Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers. The change will tend to reduce the Company's reported revenues because the joint venture's operations are not consolidated with those of the Company for reporting purposes.

Gross margin was 26.1% in the second quarter of 2002, up from 23.5% in the second quarter of 2001. Favorable shifts in product mix combined with the benefits of higher throughput drove much of the improvement.

Second quarter selling, general and administrative expenses were $6.6 million in 2002, up from $5.6 million in 2001. Higher compensation expense and professional fees caused most of the increase. SFAS No. 142, which the Company adopted on January 1, 2002, eliminates the amortization of goodwill. Goodwill amortization expense was $40 thousand in the second quarter of 2001.

Interest expense was $0.4 million in the second quarter of 2002, down from $0.8 million in the same period last year. $0.1 million of the decrease in interest expense was caused by the required mark-to-market adjustments of the Company's interest rate swap agreements. Lower average interest rates, combined with lower average borrowings, caused the remainder of the decline. The effective tax rate was 35.2% in the second quarter of 2002, compared to 42.4% in the 2001 period. The lower rate in 2002 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Income from continuing operations was $1.9 million in the second quarter of 2002, compared to $0.5 million in the same period of 2001.

Discontinued Operations

During the second quarter of 2002, the Company decided to close its Brazilian subsidiary. The Brazilian subsidiary's results are classified as discontinued operations.

Revenues from discontinued operations were $0.1 million in the second quarter of 2002, versus $0.2 million in the second quarter of 2001. In the second quarter of 2002, the Company recognized $1.8 million for the estimated loss from disposal of discontinued operations, and incurred a $0.3 million operating loss from discontinued operations. The Company's loss (net of tax) from discontinued operations was $1.3 million in the second quarter of 2002, and $26 thousand in the second quarter of 2001.

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

Continuing Operations

Net sales for the six months ended June 30, 2002 were $67.6 million, up 11% from $60.9 million in the first half of 2001. Revenues rose 16% in the North America region, primarily because of improved sales of the Company's core fountain equipment. Sales increased moderately in Europe and the Pacific region. Sales declined 13% in Latin America (excluding Brazil) and 10% in Asia.

Effective May 1, 2002, the Company's joint venture that manufactures frozen beverage equipment will sell directly to third party customers, and will pay a commission to the Company. Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers. The change will tend to reduce the Company's reported revenues because the joint venture's operations are not consolidated with those of the Company for reporting purposes.

Gross margin was 25.1% in the first six months of 2002, up from 23.6% in the same period of 2001. Favorable shifts in product mix combined with the benefits of higher throughput drove much of the improvement.

Selling, general and administrative expenses were $12.5 million in the first half of 2002, up from $11.3 million in the first half of 2001. Higher compensation expense and professional fees caused most of the increase. SFAS No. 142, which the Company adopted on January 1, 2002, eliminates the amortization of goodwill. Goodwill amortization expense was $82 thousand in the first half of 2001.

First half interest expense was $0.8 million in 2002, down from $1.9 million in 2001. $0.5 million of the decrease in interest expense was caused by the required mark-to-market adjustments of the Company's interest rate swap agreements. Lower average interest rates, combined with lower average borrowings, caused the remainder of the decline. Other income of $1.2 million in the first half of 2001 includes a $1.0 million gain relating to the cancellation of a project. The effective tax rate was 35.5% in the first half of 2002, compared to 40.0% in the same period last year. The lower rate in 2002 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Income from continuing operations was $2.5 million in the first six months of 2002, and $1.4 million in the same period of 2001.

Discontinued Operations

During the second quarter of 2002, the Company decided to close its Brazilian subsidiary. The Brazilian subsidiary's results are classified as discontinued operations.

Revenues from discontinued operations were $0.2 million in the first half of 2002, down from $0.6 million in the first half of 2001. During the first half of 2002, the Company recognized $1.8 million for the estimated loss from disposal of discontinued operations, and incurred a $0.4 million operating loss from discontinued operations. The Company's loss (net of tax) from discontinued operations was $1.4 million in the first six months of 2002, and $0.1 million in the same period of 2001.

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

Cash provided by operating activities was $5.8 million in the first half of 2002, up from $4.0 million in the first half of 2001. The Company made capital expenditures of $1.5 million in the first six months of 2002, primarily for production tooling and equipment. Additionally, the Company bought the assets of a service company in Australia for $0.3 million. The primary assets acquired were equipment and inventory. The capital spending and the assets acquired in Australia were financed with cash from operations. Additionally, pursuant to a relocation agreement, the Company bought the home of an officer for $0.4 million. The Company sold the home in July 2002.

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

Item 4—Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on May 15, 2002, the shareholders elected seven members of the Board of Directors of the Company to serve until the next annual meeting of shareholders.

The vote for nominated directors was as follows:

Nominee	For	Authority Withheld
Walter J. Beigler	8,725,302	153,475
Jean M. Braley	8,725,302	153,475
Norborne P. Cole	8,726,902	151,875
Olivia F. Kirtley	8,838,102	40,675
Richard C. Osborne	8,839,702	39,075
Alfred A. Schroeder	8,695,286	183,491
George F. Schroeder	8,695,286	183,491

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:
	99.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
The Company filed a report on Form 8-K dated July 29, 2002. The report incorporated the Company's earnings release for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)

August 12, 2002	By:	/s/ GEORGE F. SCHROEDER George F. Schroeder Chief Executive Officer
August 12, 2002	By:	/s/ RICHARD N. WINTER Richard N. Winter Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
LANCER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
LANCER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LANCER CORPORATION AND SUBSIDIARIES