Form 10-Q
period 2002-09-30
LANCER CORP /TX/
filed 2002-11-13
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly report pursuant to section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2002	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1591073 (IRS employer identification no.)
6655 Lancer Blvd., San Antonio, Texas (Address of principal executive offices)	78219 (Zip Code)

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

YES         X                      NO

Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of October 31, 2002
Common stock, par value $.01 per share	9,336,181

Part I—Financial Information

Item 1—Financial Statements

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash	$1,679	$1,849
Receivables:
Trade accounts and notes	20,954	17,477
Other	968	850

	21,922	18,327
Less allowance for doubtful accounts	(682)	(467)

Net receivables	21,240	17,860

Inventories	29,796	32,160
Prepaid expenses	877	655
Deferred tax asset	267	211

Total current assets	53,859	52,735

Property, plant and equipment, at cost:
Land	1,432	1,260
Buildings	21,885	21,906
Machinery and equipment	23,223	23,028
Tools and dies	13,492	12,884
Leaseholds, office equipment and vehicles	11,363	10,402
Assets in progress	1,437	1,194

	72,832	70,674
Less accumulated depreciation and amortization	(37,621)	(34,673)

Net property, plant and equipment	35,211	36,001

Long-term receivables ($308 and $407 due from officers, respectively)	418	612
Long-term investments	2,579	2,278
Intangibles and other assets, at cost, less accumulated amortization	5,140	4,674

	$97,207	$96,300

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Accounts payable	$11,823	$7,911
Current installments of long-term debt	2,724	2,718
Line of credit with bank	8,800	15,600
Deferred licensing and maintenance fees	1,611	1,295
Accrued expenses and other liabilities	7,309	4,754
Taxes payable	1,069	896

Total current liabilities	33,336	33,174

Deferred tax liability	1,612	2,032
Long-term debt, excluding current installments	10,192	11,872
Deferred licensing and maintenance fees	2,994	4,478
Other long-term liabilities	326	403

Total liabilities	48,460	51,959

Commitments and contingencies	—	—
Minority interest	—	55
Shareholders' equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value:
50,000,000 shares authorized; 9,389,319 issued and 9,333,115 outstanding in 2002, and 9,127,757 issued and outstanding in 2001	94	91
Additional paid-in capital	12,509	11,943
Accumulated other comprehensive loss	(2,725)	(3,976)
Retained earnings	39,187	36,228
Less common stock in treasury, at cost;
56,204 shares in 2002	(318)	—

Total shareholders' equity	48,747	44,286

	$97,207	$96,300

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net sales	$37,298	$31,166	$104,854	$92,043
Cost of sales	26,267	23,949	76,883	70,468

Gross profit	11,031	7,217	27,971	21,575
Selling, general and administrative expenses	7,563	5,431	20,017	16,768

Operating income	3,468	1,786	7,954	4,807

Other (income) expense:
Interest expense	299	788	1,112	2,664
Loss from joint venture	232	173	370	228
Minority interest	—	(59)	(55)	(179)
Other income, net	(1)	(59)	(279)	(1,195)

	530	843	1,148	1,518

Income from continuing operations before income taxes	2,938	943	6,806	3,289
Income tax expense:
Current	972	291	2,241	1,212
Deferred	28	40	133	57

	1,000	331	2,374	1,269

Income from continuing operations	1,938	612	4,432	2,020
Discontinued operations
Loss from operations of discontinued Brazilian subsidiary (including loss on disposal of $1,760)	85	78	2,223	161
Income tax benefit	(23)	(27)	(750)	(55)

Loss from discontinued operations	62	51	1,473	106

Net earnings	$1,876	$561	$2,959	$1,914

Common Shares Outstanding:
Basic	9,333,115	9,127,378	9,323,114	9,126,850
Diluted	9,416,381	9,328,026	9,412,172	9,327,306
Earnings Per Share:
Basic
Earnings from continuing operations	$0.21	$0.07	$0.48	$0.22
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.16)	$(0.01)

Net earnings	$0.20	$0.06	$0.32	$0.21

Diluted
Earnings from continuing operations	$0.21	$0.07	$0.47	$0.21
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.16)	$(0.01)

Net earnings	$0.20	$0.06	$0.31	$0.20

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flow from operating activities:
Net earnings	$2,959	$1,914
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,649	3,473
Deferred licensing and maintenance fees	(1,168)	602
Deferred income taxes	133	57
Gain on sale and disposal of assets	(11)	(15)
Minority interest	(55)	(179)
Loss from joint venture	370	228
Impairment of investment	30	—
Stock-based compensation	217	—
Loss on disposal of discontinued Brazilian subsidiary, net of taxes	1,162	—
Changes in assets and liabilities:
Receivables	(3,219)	(2,585)
Prepaid expenses	(222)	(155)
Inventories	2,197	2,532
Other assets	(535)	(542)
Accounts payable	3,713	(910)
Accrued expenses	2,156	516
Income taxes payable	143	843

Net cash provided by operating activities	11,519	5,779

Cash flow from investing activities:
Proceeds from sale of assets	18	51
Acquisition of property, plant and equipment	(2,563)	(2,415)
Acquisition of assets of service company	(252)	—
Acquisition of long-term investments, net	(501)	(14)

Net cash used in investing activities	(3,298)	(2,378)

Cash flow from financing activities:
Net payments under line of credit agreements	(6,800)	(1,100)
Retirement of long-term debt	(1,674)	(1,583)
Proceeds from exercise of stock options	34	10

Net cash used in financing activities	(8,440)	(2,673)

Effect of exchange rate changes on cash	49	(346)

Net (decrease) increase in cash	(170)	382
Cash at beginning of period	1,849	771

Cash at end of period	$1,679	$1,153

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

2.    New Accounting Pronouncements

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 provides guidance on how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company tested goodwill for impairment using the two-step process described in SFAS No. 142. The first step is to screen for potential impairment, if any, while the second step measures the amount of impairment, if any. The Company has performed an impairment analysis and concluded that the value of its goodwill is not impaired. With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $1.6 million as of January 1, 2002. Had amortization of goodwill not been recorded during the quarter ended September 30, 2001, the net earnings would have been increased by approximately $21,000, net of taxes, basic and diluted earnings per share would have remained unchanged. For the nine months ended September 30, 2001, the net earnings would have been increased by approximately $75,000, net of taxes; basic earnings per share would have increased to $0.22 and diluted earnings per share would have increased to $0.21.

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

3.    Discontinued Operations

During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary. The Company expects the closure will be completed by December 31, 2002, through liquidation. In connection with the closure of the Brazilian subsidiary, the Company recorded an estimated loss from disposal of discontinued operations of $1.8 million in the quarter ended June 30, 2002 related to the write-down of the Brazilian subsidiary assets net of expected proceeds, foreign currency translation losses, and an accrual for estimated exit costs. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations for the three and nine months ended September 30, 2002 and 2001 in the Consolidated Statements of Operations. For business segment reporting purposes, the Brazil operation was previously classified as the segment "Brazil."

Certain information with respect to the discontinued Brazilian operation for the three and nine months ended September 30, 2002 and 2001 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net sales	$91	$222	$307	$801

Pretax loss from discontinued operations	85	78	463	161
Pretax loss on disposal of discontinued operations, net of tax	—	—	1,760	—
Income tax benefit	(23)	(27)	(750)	(55)

Net loss from discontinued operations	$62	$51	$1,473	$106

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	September 30, 2002	December 31, 2001
Current assets	$493	$1,436
Property, plant and equipment, net	456	363
Current liabilities	(1,750)	(1,649)

Net (liabilities) assets of discontinued operation	$(801)	$150

4.    Inventory Components

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventory components are as follows (amounts in thousands):

	September 30, 2002	December 31, 2001
Finished goods	$11,522	$14,350
Work in process	7,854	8,199
Raw material and supplies	10,420	9,611

	$29,796	$32,160

5.    Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 83,266 shares and 200,648 shares for the three months ended September 30, 2002 and 2001, and 89,058 shares and 200,456 shares for the nine months ended September 30, 2002 and 2001, respectively.

6.    Comprehensive Income

The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net earnings	$1,876	$561	$2,959	$1,914
Foreign currency translation gain (loss):
Foreign currency gain (loss) arising during the period	(277)	(384)	346	(1,211)
Reclassification adjustment for losses included in discontinued operations	—	—	892	—

Net foreign currency translation gain (loss)	(277)	(384)	1,238	(1,211)
Unrealized gain (loss) on investment, net of tax	—	(25)	(3)	15
Reclassification adjustment for realized loss included in net income, net of tax	3	—	3	—
Unrealized loss on derivative instruments:
Initial loss upon adoption of SFAS No. 133	—	—	—	(51)
Reclassification adjustment for loss included in interest expense	3	10	13	30

Comprehensive income	$1,605	$162	$4,210	$697

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

The Brazil segment is reported as discontinued operations for the three and nine months ended September 30, 2002 and 2001 in the Consolidated Statement of Operations. See footnote 3 for further discussion of discontinued operations.

(Amounts in Thousands)	North America	Latin America	Pacific	Europe	Asia	Corporate	Total
Three months ended September 30, 2002
Total revenues	$27,132	$2,888	$4,298	$2,606	$374	$—	$37,298
Operating income (loss)	5,806	467	313	322	87	(3,527)	3,468
Three months ended September 30, 2001
Total revenues	$22,723	$2,062	$3,002	$2,700	$679	$—	$31,166
Operating income (loss)	3,426	232	425	289	12	(2,598)	1,786
Nine months ended September 30, 2002
Total revenues	$76,810	$7,661	$10,878	$8,205	$1,300	$—	$104,854
Operating income (loss)	13,921	835	771	1,808	230	(9,611)	7,954
Nine months ended September 30, 2001
Total revenues	$65,412	$7,560	$9,243	$8,119	$1,709	$—	$92,043
Operating income (loss)	9,458	788	934	1,675	8	(8,056)	4,807

All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

9.    Stock Based Compensation

During the third quarter of 2002, the Company's Board of Directors extended the life of the Company's outstanding stock options by five years. The change resulted in an expense of $0.4 million, $0.2 million of which was recognized in the third quarter of 2002. The remaining $0.2 million is treated as deferred compensation in additional paid in capital, and will be recognized as the options vest.

10.    Long Term Investments and Acquisitions

During the second quarter of 2002, the Company bought the assets of a service company in Australia for $0.3 million. The primary assets acquired were equipment and inventory. In the third quarter of 2002, the Company invested $0.5 million in a company engaged in the commercialization of milk products.

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001

Continuing Operations

Net sales for the three months ended September 30, 2002 were $37.3 million, a 20% increase from sales in the third quarter of 2001. Sales rose 19% in the North America region, primarily because of improved sales of Lancer's core fountain equipment. Revenue rose 43% in the Pacific region on strong sales of beer dispensing systems. Incremental sales from a new office in Melbourne, Australia and from a newly acquired service operation in Brisbane, Australia helped the Pacific region results. Sales in Latin America rose 40% from 2001 levels. Solid revenues in Mexico helped offset weakness in much of the rest of Latin America. While market activity has been generally flat in Mexico, the Company's Mexican subsidiary benefited from a single large order that is expected to carry over into the fourth quarter. Sales in Europe fell slightly from the prior year, while revenues in Asia fell 45% in what continues to be a very weak market.

Effective May 1, 2002, the Company's joint venture that manufactures frozen beverage equipment sells directly to third party customers, and pays a commission to the Company. Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers. The change will tend to reduce the Company's reported revenues because the joint venture's operations are not consolidated with those of the Company for reporting purposes.

Gross margin was 29.6% in the third quarter of 2002, up from 23.2% in the third quarter last year. Favorable shifts in product mix combined with the benefits of higher throughput drove much of the margin improvement.

Selling, general and administrative expenses were $7.6 million in the three months ended September 30, 2002, up from $5.4 million in the same period of 2001. Higher expenses related to employee compensation, employee benefits, and professional fees caused most of the increase. SFAS No. 142, which the Company adopted on January 1, 2002, eliminates the amortization of goodwill. Goodwill amortization expense was $31 thousand in the third quarter of 2001.

Interest expense was $0.3 million in the third quarter of 2002, down from $0.8 million in the same period last year. $0.2 million of the decrease in interest expense was caused by the required mark-to-market adjustments of the Company's interest rate swap agreements. Lower average interest rates, combined with lower average borrowings, caused the remainder of the decline. The Company reported a loss of $0.2 million from its frozen beverage equipment joint venture in the third quarters of 2002 and 2001. Soft sales and expenses related to the development of products scheduled to be commercialized in 2003 contributed to the loss in the 2002 period, and are expected to impact the fourth quarter of 2002 as well. The effective tax rate was 34.0% in the third quarter of 2002, compared to 35.1% in the 2001 period. The lower rate in 2002 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Income from continuing operations was $1.9 million in the third quarter of 2002, compared to $0.6 million in the same period of 2001.

Discontinued Operations

Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

Revenues from discontinued operations were $0.1 million in the third quarter of 2002, versus $0.2 million in the third quarter of 2001. In the second quarter of 2002, Lancer incurred $0.2 million of closing expenses. The loss (net of tax) from discontinued operations was $62 thousand in the third quarter of 2002, and $51 thousand in the same period last year.

Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

Continuing Operations

Net sales for the nine months ended September 30, 2002 were $104.9 million, up 14% from $92.0 million in the first three quarters of 2001. Revenues rose 17% in the North America region, primarily because of improved sales of Lancer's core fountain equipment. Sales rose 18% in the Pacific region on strong sales of beer dispensing systems. A new sales office in Melbourne, Australia, and a newly acquired service operation in Brisbane, Australia added to the Pacific region's sales. Revenue rose slightly in Latin America and Europe. Sales fell 24% in Asia, which continues to be a very weak market.

Effective May 1, 2002, the Company's joint venture that manufactures frozen beverage equipment sells directly to third party customers, and pays a commission to the Company. Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers. The change will tend to reduce the Company's reported revenues because the joint venture's operations are not consolidated with those of the Company for reporting purposes.

Gross margin was 26.7% in the first nine months of 2002, up from 23.4% in the same period of 2001. Favorable shifts in product mix combined with the benefits of higher throughput drove much of the margin improvement.

Selling, general and administrative expenses were $20.0 million in the first three quarters of 2002, up from $16.8 million in the first nine months of 2001. Higher expenses related to employee compensation, employee benefits, and professional fees caused most of the increase. SFAS No. 142, which the Company adopted on January 1, 2002, eliminates the amortization of goodwill. Goodwill amortization expense was $113 thousand in the first three quarters of 2001.

Interest expense was $1.1 million in the first nine months of 2002, down from $2.7 million in the same period of 2001. $0.7 million of the decrease in interest expense was caused by the required mark-to-market adjustments of the Company's interest rate swap agreements. Lower average interest rates, combined with lower average borrowings, caused the remainder of the decline. The Company reported a loss of $0.4 million from its frozen beverage equipment joint venture in the nine months ended September 30, 2002, compared to a loss of $0.2 million in the same period last year. Soft sales and expenses related to the development of products scheduled to be commercialized in 2003 contributed to the loss in the 2002 period, and are expected to impact the fourth quarter of 2002 as well. Other income of $1.2 million in the first three quarters of 2001 includes a $1.0 million gain relating to the cancellation of a project. The effective tax rate was 34.9% in the first nine months of 2002, compared to 38.6% in the same period last year. The lower rate in 2002 reflects the fact that a larger proportion of the Company's income was earned in lower tax jurisdictions. Income from continuing operations was $4.4 million in the first nine months of 2002, and $2.0 million in the same period of 2001.

Discontinued Operations

Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

Revenues from discontinued operations were $0.3 million in the first nine months of 2002, down from $0.8 million in the same period of 2001. During the nine months ended September 30, 2002, the Company recognized $1.8 million for the estimated loss from disposal of discontinued operations, and incurred a $0.5 million operating loss from discontinued operations. The Company's loss (net of tax) from discontinued operations was $1.5 million in the first nine months of 2002, and $0.1 million in the same period of 2001.

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

Cash provided by operating activities was $11.5 million in the first nine months of 2002, up from $5.8 million in the same period of 2001. The Company made capital expenditures of $2.6 million in the first nine months of 2002, primarily for production tooling and equipment. During the 2002 period, the Company bought the assets of a service company in Australia for $0.3 million. The primary assets acquired were equipment and inventory. Also in 2002, the Company invested $0.5 million in a company engaged in the commercialization of milk products. The capital spending, the assets acquired in Australia, and the milk investment were financed with cash from operations. Additionally, pursuant to a relocation agreement, the Company bought the home of an officer for $0.4 million. The Company sold the home in the third quarter of 2002.

The Company's primary lenders have agreed to extend the expiration of the Company's credit facilities to July 15, 2005.

Accounting Matters

The Company maintains a DISC in order to defer income taxes on its foreign sales. At the same time, the Internal Revenue Code (the "Code") was amended to permit the creation of a Foreign Sales Corporation ("FSC"). Under the current Code, the FSC is no longer a separate foreign sales entity. A new category of income—extraterritorial income has been created. Under the Code, as amended, a portion of the extraterritorial income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes. Current tax regulations prevent the Company from maintaining the DISC and have qualifying foreign trade income concurrently. At the time of liquidation of the DISC, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided. The Company would be able to pay such federal income taxes over a ten-year period.

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

Item 4—Controls and Procedures

(a)
Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision of the Chief Executive Officer, the Chief Financial Officer, and the Vice President—Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)
There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

The Company filed a report on Form 8-K dated November 6, 2002. The report incorporated the Company's press release dated November 5, 2002 announcing the termination of an agreement to purchase marketing rights associated with the VRTX technology.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)

November 12, 2002	By:	/s/ GEORGE F. SCHROEDER George F. Schroeder Chief Executive Officer
November 12, 2002	By:	/s/ RICHARD N. WINTER Richard N. Winter Chief Financial Officer

CERTIFICATIONS
I, George F. Schroeder, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Lancer Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ GEORGE F. SCHROEDER
George F. Schroeder
Chief Executive Officer

CERTIFICATIONS
I, Richard N. Winter, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Lancer Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

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
  Item 4—Controls and Procedures
  Item 6—Exhibits and Reports on Form 8-K
INDEX TO EXHIBITS