Form 10-K
period 2002-12-31
LANCER CORP /TX/
filed 2003-03-27
CIK 768162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission file number 0-13875

Lancer Corporation

(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6655 Lancer Blvd., San Antonio, Texas	78219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 310-7000

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

YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).

YES  ☐  NO  ☒

On June 28, 2002, the aggregate market value of Common Stock held by non-affiliates (based on the closing market price) was $27,058,510.

The aggregate market value of the registrant’s common stock, par value $.01 per share, as of March 6, 2003, held by non-affiliates of the registrant was approximately $37,791,011 based on the closing sale price.  For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant’s common stock outstanding as of March 6, 2003 was 9,345,931.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the end of the fiscal year covered by this report and prepared for the 2003 annual meeting of shareholders are incorporated by reference into Part III of this report.

This document contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions which exist or must be made as a result of certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, forecast, planned or intended.  The Company does not intend to update these forward-looking statements.

PART I

ITEM 1.                                     BUSINESS

General

Lancer designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry.  Lancer also markets frozen beverage dispensers manufactured by a joint venture that is 50% owned by the Company.  Lancer’s products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries and food service chains for use in various food and beverage operations.  The Company is a vertically integrated manufacturer whose tooling, production, assembly and testing capabilities enable it to fabricate a substantial portion of the components used in Company products.  In addition, the Company is an innovator of new products in the beverage dispensing industry and has a large technical staff supported by state-of-the-art engineering facilities to develop these new products and to enhance existing product lines in response to changing industry requirements and specific customer demands.

The Company was incorporated in Texas on December 18, 1967, and initially manufactured parts for beverage dispensing equipment.  The Company designed, engineered, manufactured and marketed its first mechanically cooled soft drink dispensing system in 1971.  Since that time, the Company has expanded its engineering and production facilities and has developed new products, including various configurations of the Company’s mechanically and ice cooled beverage dispensing systems, syrup pumps, carbonators and other related equipment, accessories and parts.

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

Products

The Company’s products can be divided into four major categories: (i) fountain soft drink, citrus, and frozen beverage dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services.

Soft Drink, Citrus, and Frozen Beverage Dispensers

The Company manufactures and sells a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems.  These systems are non-coin operated.  The type of equipment and configuration of each model varies according to intended use and specific customer needs.  The Company’s mechanically cooled dispensing systems chill beverages as they run through stainless steel tubing inside a self-contained refrigeration unit.  In the Company’s ice cooled dispensing systems, the beverage is cooled as it runs through stainless steel tubing encased in an aluminum cold plate which serves as the heat transfer element when covered with ice.  Several of the ice cooled systems also dispense ice.  The Company manufactures both post-mix and pre-mix dispensing equipment for each of the mechanically cooled and ice cooled fountain systems.

Lancer manufactures several models of mechanically cooled citrus dispensing systems for counter top use. The Coca-Cola Company is the primary customer for the Company’s citrus dispensing products.

Lancer FBD Partnership, Ltd., a joint venture in which Lancer owns a 50% interest, manufactures frozen beverage dispensers.  Prior to May 1, 2002, the joint venture sold its production to Lancer, and Lancer marketed and distributed the equipment to third parties.  Effective May 1, 2002, the joint venture began selling directly to most third party customers, and in certain situations, paying a commission to Lancer.

The prices of the Company’s dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements.  Sales of soft drink, citrus, and frozen beverage dispensers for the years ended December 31, 2002, 2001 and 2000, accounted for approximately 45%, 41% and 38% of total sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and carbonated water at a preset ratio.  The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products.  The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls.  The Company’s primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market.  Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers.  For the years ended December 31, 2002, 2001 and 2000, sales of valves and related accessories accounted for approximately 10%, 11% and 12% of total net sales, respectively.

Beer Dispensing Systems

The Company manufactures and markets beer dispensing equipment and related accessories.  Products include chillers, taps, fonts, dispensers and kegs.  Lancer’s operations in Australia and New Zealand account for most of the Company’s sales of beer related equipment.  Sales of beer equipment represented 6%, 5% and 7% of total net sales in the years ended December 31, 2002, 2001 and 2000, respectively.

Other Related Products and Services

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process.  Revenues from remanufacturing activities were 6%, 5% and 4% of net sales in the years ended December 31, 2002, 2001 and 2000.

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, water filtering systems, and a variety of other products, accessories, and spare parts for use with beverage dispensing systems.  Prior to March 31, 2002, Lancer also provided logistics services to certain of its customers.  Together, these parts and services constitute 33%, 38% and 39% of the Company’s total net sales for the years ended December 31, 2002, 2001 and 2000, respectively.  During 2002, the Company purchased a 50% interest in a joint venture that markets concentrated shelf-stable milk for foodservice customers.  The investment is accounted for under the equity method.

Product Research and Development

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry.  Some projects are originated by Company personnel while others are initiated by customers, primarily The Coca-Cola Company.  The Company has, from time to time, entered into agreements with customers to design and develop new products.  For the years ended December 31, 2002, 2001 and 2000, Company-sponsored research and development expenses were $2.3 million, $2.4 million and $2.9 million, respectively.

Production, Inventory and Raw Materials

The Company’s major products typically contain a number of metal and/or plastic parts that are manufactured by the Company.  The production of these parts usually requires metal dies, fixtures, thermal plastic injection molds, and other tooling, some of which are produced in the Company’s tool and die and mold departments.  Other manufacturing processes include welding, polishing, painting, tube bending, metal turning, stamping, and assembling of printed circuit boards and wire harnesses.  The Company assembles the various parts and components into finished products, or sells them as spare parts.

Substantially all raw materials and parts not manufactured internally are readily available from other commercial sources.  The Company has not experienced any significant shortages in the supply of its raw materials and parts over the past several years.  Shortages can occur from time to time, however, and could delay or limit the manufacture of the Company’s products. Such a disruption could adversely affect the Company’s operations.  The Company does not stockpile large amounts of raw materials and parts, but attempts to control its inventory through extrapolation of historical production requirements and by using its specific knowledge of the market.  In addition, the Company would be able to manufacture some purchased parts if shortages of these parts were to occur.  There can be no assurances, however, that these measures will be entirely successful or that disruptive shortages will not occur in the future.

Backlog

The Company’s manufacturing operations are driven by actual and forecasted customer demand. The Company’s backlog of unfilled orders was approximately $5.2 million, $7.8 million and $6.0 million at December 31, 2002, 2001 and 2000, respectively.  It is anticipated that 2002 backlog orders will be filled in 2003.

Marketing and Customers

The Company’s products are marketed on a wholesale basis in the United States through a network of independent distributors and salaried sales representatives.  The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores, and other end users.

Substantially all of the Company’s sales are derived from, or influenced by, The Coca-Cola Company.  Lancer is a preferred supplier to The Coca-Cola Company.  Direct sales to The Coca-Cola Company, the Company’s largest customer, accounted for approximately 35%, 36% and 27% of the Company’s total net sales for the years ended December 31, 2002, 2001 and 2000, respectively.  None of the Company’s customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products.  Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company.  Lancer does not expect any significant, long-term volume or price reductions in its business with The Coca-Cola Company.  If they were to occur, however, such reductions would have a material adverse impact on the Company’s financial position and its results of operations.

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

The Company and The Coca-Cola Company have entered into agreements under which the Company remanufactures used products owned by The Coca-Cola Company.

International Sales

For the years ended December 31, 2002, 2001 and 2000, the Company’s sales to customers outside the United States were approximately 32%, 30% and 35% of total net sales, respectively.  The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia.  The Company manufactures products in Australia and Mexico, and operates warehouses in Belgium, Ecuador, New Zealand, and Russia.

The Company’s foreign sales and operations could be adversely affected by foreign currency fluctuations, exchange controls, tax policies, deterioration of foreign economies, the expropriation of Company property, and other political actions and economic events.  Although the Company attempts to limit such risks, there can be no assurance that these efforts will be successful.

Financial Information About Segments and Geographic Areas

The Company organizes its business into the following geographical segments:  the North America region, the Latin America region, the Asia/Pacific region, and the Europe region.  The North America region consists of the United States and Canada.  The Europe region includes the Middle East and Africa.  The Brazil segment is reported as discontinued operations for 2000, 2001 and 2002 in the Consolidated Statement of Operations.  See footnote 2 for further discussion of discontinued operations.  During 2002, the Company placed the Asia region and the Pacific region under common management.  The two regions are now combined for segment reporting purposes.

The Company’s net sales and operating income for 2002, 2001, and 2000 follow (amounts in thousands):

	North America	Latin America	Asia/Pacific	Europe
Net sales:
2002	$97,575	$13,351	$18,555	$9,534
2001	87,770	9,816	15,303	9,856
2000	73,373	7,850	19,582	10,895

Operating income:
2002	$17,430	$1,979	$1,785	$1,360
2001	11,115	587	1,446	1,601
2000	9,056	827	2,481	1,923

Additional financial information about segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2002, the Company had 1,556 full-time employees of whom 71 were engaged in engineering and technical support, 1,270 in manufacturing, 95 in marketing and sales and 120 in general management and administrative positions.  647 employees work in the United States, primarily at the Company’s facilities in San Antonio, Texas.  722 employees work at the Company’s facility in Piedras Negras, Mexico, and a total of 105 people are employed by the Company’s subsidiaries in Australia and New Zealand.  Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia.  None of the U.S. employees are represented by a union or are subject to collective bargaining agreements.  Substantially all full-time United States employees are eligible to participate in the Company’s employee profit sharing plan and various other benefit programs.

Intellectual Property

The Company presently owns 79 United States patents and numerous corresponding foreign patents.  Addditionally, it has 35 pending U.S. patent applications and corresponding foreign patent applications.  The Company’s products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components.  The patents have a remaining life of 2 to 18 years.  Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

The Company seeks to improve its products and to obtain patents on these improvements.  As a result, the Company believes its patent portfolio will expand, thereby lessening its reliance on any one particular patent.  The Company also believes its competitive position is enhanced by its existing patents and that any future patents will continue to enhance this position.  There can be no assurance, however, that the Company’s existing or future patents will continue to provide a competitive advantage, nor can there be any assurance that the Company’s competitors will not produce non-infringing competing products.

In addition to Company-owned patents, Lancer has assigned patents to the Company’s customers, primarily The Coca-Cola Company.  These patents are the result of special development projects between Lancer and its customers.  These projects are typically paid for by the customer, with Lancer either retaining licenses to manufacture the products covered by these patents for the customer, or granting such licenses to the customer.  The Company occasionally acquires patent protection for products that are complimentary to products whose patents are controlled by third parties.

The name “Lancer” is the federally registered trademark of the Company.  It is also registered in many foreign countries.  In certain instances, the Company grants a non-exclusive license to its distributors, primarily foreign, to use the trademark subject to control by the Company.

Environmental Matters

The Company’s operations are subject to increasingly stringent federal, state, local, and foreign laws and regulations relating to the protection of the environment.  In the United States, these environmental laws and regulations, which are implemented by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous waste, the discharge of pollutants into the air and into surface and ground water, and the manufacture and disposal of certain substances.

There are no material environmental claims pending or, to the Company’s knowledge, threatened against the Company.  The Company also believes that its operations are in material compliance with current U.S., state, and foreign laws and regulations.  The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company’s earnings or capital expenditures.  The Company can provide no assurance, however, that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company’s properties.

ITEM 2.                                     PROPERTIES

The Company’s primary manufacturing and administrative facilities are located in several buildings in San Antonio, Texas, totaling approximately 471,000 square feet, including three buildings owned by Lancer covering approximately 409,000 square feet of space, the largest of which is located on a 40-acre tract of land in the southeast sector of San Antonio.  The Company owns and operates facilities located in Piedras Negras, Mexico consisting of 195,000 square feet of completed space.  The Company also leases a small facility in Auckland, New Zealand, a 42,846 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Brisbane, Melbourne, and Sydney, Australia; Brussels, Belgium; Quito, Ecuador; Moscow, Russia; and Monterrey, Mexico.  The Company leases approximately 210,000 square feet of space throughout the world.

Total net rent expense for real estate was $1.0 million, $1.2 million and $1.5 million in 2002, 2001 and 2000, respectively.  Total rent expense includes $89,000 in 2002, 2001 and 2000 for certain properties that are leased from a partnership controlled by certain shareholders.  See Note 7 of Notes to Consolidated Financial Statements and “Certain Relationships and Related Transactions” for more information.

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

ITEM 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the American Stock Exchange (“ASE”) under the symbol “LAN.”  The following table sets forth the range of high and low market price as reported by the ASE for the periods indicated.

Market Price For Common Stock

	2002		2001
Quarter	High	Low	High	Low
First	$5.80	$4.90	$6.50	$4.40
Second	6.99	5.32	6.85	4.35
Third	6.49	5.14	6.25	3.70
Fourth	9.35	6.25	5.00	3.60

On March 6, 2003, the closing price of the Company’s common stock, as reported by the ASE, was $8.45 per share.  On that date, there were 244 holders of record of the Company’s common stock, not including shares held by brokers and nominees.  The Company believes that there are approximately 2,000 beneficial owners of the Company’s common stock.  The Company has not declared a cash dividend on the common stock to date.  It is a general policy of the Company to retain earnings to support future growth.

ITEM 6.                                     SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Operating Data:
Net sales	$139,015	$122,745	$111,700	$127,775	$132,008
Gross profit	37,090	26,868	25,058	21,483	33,782
Selling, general and administrative expenses	27,535	22,235	21,286	21,091	18,544
Operating income	9,555	4,633	3,772	392	15,238
Interest expense	1,318	3,128	3,243	3,329	3,701
Interest and other (income) expense, net	(51)	(992)	(346)	(2,869)	287
Earnings (loss) from continuing operations before income taxes	8,288	2,497	875	(68)	11,250
Income tax expense (benefit)	2,669	918	342	(121)	4,530
Earnings from continuing operations	5,619	1,579	533	53	6,720
Loss (earnings) from discontinued operations	1,613	177	(25)	4,620	877
Net earnings (loss)	4,006	1,402	558	(4,567)	5,843

Earnings per share:
Basic
Earnings from continuing operations	$0.60	$0.17	$0.06	$0.01	$0.74
Loss from discontinued operations	$(0.17)	$(0.02)	$0.00	$(0.51)	$(0.10)
Net earnings (loss)	$0.43	$0.15	$0.06	$(0.50)	$0.64

Diluted
Earnings from continuing operations	$0.60	$0.17	$0.06	$0.01	$0.72
Loss from discontinued operations	$(0.17)	$(0.02)	$0.00	$(0.51)	$(0.09)
Net earnings (loss)	$0.43	$0.15	$0.06	$(0.50)	$0.63

Weighted average shares outstanding:
Basic	9,327	9,127	9,125	9,124	9,060
Diluted	9,433	9,315	9,290	9,124	9,306

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Total assets	$92,755	$96,604	$102,392	$103,054	$112,840
Short-term debt	7,726	18,318	24,129	22,683	27,094
Long-term debt, less current installments	9,808	11,872	12,724	13,922	17,568
Shareholders’ equity	50,151	44,286	43,533	44,476	48,258

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions which exist or must be made as a result of certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, forecast, planned or intended.  The Company does not intend to update these forward-looking statements.

The following discussion should be read in connection with the Company’s Consolidated Financial Statements, related notes and other financial information included elsewhere in this filing.

Results of Operations

Comparison of the Years Ended December 31, 2002 and December 31, 2001

Continuing Operations

Net sales for the year ended December 31, 2002 were $139.0 million, up 13% from $122.7 million in 2001.  Sales in the Company’s North America region rose 11%, accounting for most of the Company’s growth in 2002.  Sales of traditional fountain equipment fueled the growth in North America.  Sales in Latin America rose 36% in 2002, primarily because of strong sales in Mexico.  The Company was able to capitalize on several unusual opportunities in Mexico during 2002.  Economic conditions in general, and demand for the Company’s products, remain weak throughout most of Latin America.  Sales rose 21% in the Asia/Pacific on strong sales of beer dispensing systems in Australia.  A new sales office in Melbourne, Australia, and a newly acquired service operation in Brisbane, Australia contributed to the Asia/Pacific region’s sales.  With the exception of Australia and New Zealand, most markets in the Asia/Pacific region remain challenging.  Sales declined slightly in Europe, where the market is sluggish.

On May 1, 2002, the Company’s joint venture that manufactures frozen beverage equipment began selling directly to most third party customers, and in certain situations, paying a commission to the Company.  Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers.  The change will tend to reduce the Company’s reported revenues because the joint venture’s operations are not consolidated with those of the Company for reporting purposes.

Gross margin was 26.7% in 2002, up from 21.9% in 2001.  Part of the margin improvement was caused by favorable shifts in product mix.  Lower sales of frozen beverage equipment (see paragraph above) improved the Company’s overall margin because the sales of frozen equipment carried a lower distributor-type margin.  Higher factory output also contributed to the higher gross margin in 2002, as a significant portion of the Company’s manufacturing costs is fixed.

Selling, general and administrative expenses were $27.5 million in 2002, up from $22.2 million in 2001.  Higher expenses related to employee compensation (some of which is variable with the Company’s performance) and employee benefits caused much of the increase.  Spending for professional fees related to the prosecution of patents, the exploration of business opportunities, and product design also increased.  Additionally, bad debt expense, primarily in Latin America, rose in 2002.  Statement of Financial Accounting Standards (“SFAS”) No. 142, which the Company adopted on January 1, 2002, eliminates the amortization of goodwill.  Goodwill amortization expense was $0.2 million in 2001.

Interest expense was $1.3 million in 2002, down from $3.1 million in 2001.  $1.1 million of the decrease was caused by lower average interest rates combined with a reduction in average debt outstanding in 2002.  The remainder was attributable to the required mark-to-market adjustments of the Company’s interest rate swap agreements.  The Company incurred a loss of $0.7 million from its frozen beverage equipment joint venture in 2002, compared to a loss of $0.3 million in 2001.  Soft sales and product development expenses contributed to the loss.  Other income of $1.0 million in 2001 included a $1.0 million gain relating to the cancellation of a project.  The effective tax rate was 32.2% in 2002, and 36.8% in 2001.  The lower rate in 2002 reflects the use of available tax credits, and the fact that a larger proportion of the Company’s income was earned in lower tax jurisdictions.  Income from continuing operations was $5.6 million in 2002, and $1.6 million in 2001.

Discontinued Operations

Lancer decided to close its Brazilian subsidiary during the second quarter of 2002.  The Brazilian subsidiary’s results are now classified as discontinued operations.

Revenue from discontinued operations was $0.5 million in 2002, down from $1.1 million in 2001.  During 2002, the Company recognized $1.8 million for the estimated loss from disposal of discontinued operation, and incurred a $0.7 million operating loss from discontinued operations.  The Company’s loss (net of tax) from discontinued operations was $1.6 million in 2002, and $0.2 million in 2001.

Comparison of the Years Ended December 31, 2001 and December 31, 2000

Continuing Operations

Net sales for the year ended December 31, 2001 were $122.7 million, an increase of 10% over net sales in 2000. Sales in the North America region accounted for all of the increase, rising $14.4 million, or 20%.  Sales of traditional fountain dispensers, frozen beverage dispensers, and other accessory products contributed to the improvement in North America.  Sales in the Latin America region improved by $2.0 million, or 25%, in 2001.  The Asia/Pacific region incurred a sales decline of $4.3 million, or 22%.  Australian sales softened in 2001 after several years of strength caused partly by the 2000 Olympic Games in Sydney.  Market conditions remained very weak in many of the developing Asian economies.

Gross margin for 2001 was 21.9%, down from 22.4% in 2000.  The decline was primarily caused by changes to the sales mix, primarily higher sales of frozen beverage equipment.  The lower gross margin on frozen beverage equipment stems from the fact that the Company bought the dispensers from a joint venture of which the Company owns 50%.  The Company resold the dispensers and earned a distribution profit, which is reflected in gross margin.  The Company’s 50% share of the manufacturing profit, after elimination of profit in ending inventory, is included in other income.  Increased manufacturing spending also contributed to the gross margin decline in 2001.

Selling, general and administrative expenses were $22.2 million in 2001, compared with $21.3 million in 2000.  Expenses associated with the Company’s Advanced Beverage Solutions subsidiary, which was formed in the second quarter of 2000, as well as expenses relating to employee salaries and research and development caused most of the increase.

Interest expense was $3.1 million in 2001 and $3.2 million in 2000.  The favorable impact of lower average interest rates in 2001 were partially offset by a $0.4 million expense relating to the accounting for certain interest rate swap agreements under Statement of Financial Accounting Standards No. 133.  The Company reported a loss of $0.3 million from its frozen beverage equipment joint venture in 2001, compared to a loss of $0.1 million in 2000.  Low manufacturing volumes contributed to the loss.  The minority interest benefit of $0.2 million in 2001 and 2000 stems from the Company’s majority ownership position in Lancer Ice Link, LLC, and represents the minority partner’s share of the subsidiary’s losses.  Lancer Ice Link’s financial statements are consolidated with those of the Company.  Other income of $1.0 million in 2001 includes a $1.0 million gain relating to the cancellation of a project, and a $0.3 million write-down of the carrying value of an impaired investment.  The effective tax rate was 36.8% in 2001, down from 39.1% in 2000.  The effective rate improved in 2001 as higher pretax income diluted the impact of nondeductible expenses.  Additionally, statutory tax rates declined in certain jurisdictions.  Income from continuing operations was $1.6 million in 2001, and $0.5 million in 2000.

Discontinued Operations

Lancer decided to close its Brazilian subsidiary during the second quarter of 2002.  The Brazilian subsidiary’s results are now classified as discontinued operations.

Revenues from discontinued operations were $1.1 million in 2001, and $1.5 million in 2000.  The Company incurred a $0.2 million loss from discontinued operations in 2001, compared to earnings from discontinued operations of $0.03 million in 2000.

2003 Outlook

In the first quarter of 2003, certain of the Company’s customers are engaged in organizational changes.  These activities are having a negative impact on the Company’s sales during the first quarter.  The Company expects its first quarter financial results to be weak, and for sales to improve during the second quarter.

Critical Accounting Policies

Note 1 of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.  The following is a discussion of the more significant accounting policies and methods.

Revenue Recognition

Revenue is recognized in accordance with the following methods:

(a)                         At the time of shipment for all products except for those sold under agreements described in (b).The Company requires a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to the customer. The goods are completely assembled and packaged and the Company has no further performance obligations.

(b)                        As produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.  The Company had no such arrangements after March 31, 2002.

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

Reserve for Slow Moving and Obsolete Inventory

The Company’s provides for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  The Company’ believes that the reserve as of  December 31, 2002 is adequate to provide for expected losses.

Reserve for Medical Costs and Worker’s Compensation

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by payroll deductions.  The estimate of the loss reserves necessary for claims is based on the Company’s estimate of claims incurred as of the end of the year. The Company uses detail lag reports provided by the insurance administrator to determine an appropriate reserve balance. The Company has provided for both reported medical costs and incurred but not reported medical costs in the accompanying consolidated balance sheets.  The Company has a maximum liability of $100,000 per participant per policy year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

The Company is self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the loss reserves necessary for claims are based on the Company’s estimate of claims incurred as of the December 31, 2002. In addition to detail lag reports provided by the insurance administrator, the Company uses an injury report to determine an appropriate reserve balance. The Company has provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the accompanying consolidated balance sheets.  In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 to be paid by the Company.  Based upon the Company’s past experience, management believes that the Company has adequately provided for potential losses.  However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company’s financial position or its results of operations.

Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the minimum allowance is based on the Company’s prior collection experience. Specific customers’ financial strength and circumstance also influence the balance. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and amounts available under the Company’s existing lines of credit.  The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements as well as its debt service requirements with funds provided by operations and borrowings under its credit facilities.

Cash provided by operating activities was $18.2 million, compared to $11.9 million in 2001.  The Company’s improved profitability, combined with a reduction of inventory and accounts receivable during the year contributed to the improved cash flow.

Capital spending was $3.7 million in 2002.  The Company’s investment in production tooling and equipment accounted for most of the spending.  During the year, the Company bought the assets of a service company in Australia for $0.3 million.  Additionally, the Company invested $0.5 million in a company engaged in the commercialization of milk products.  The capital spending, the assets acquired in Australia, the milk investment, and a $12.7 million reduction of debt were financed with cash provided from operations.

During 2002, the Company amended its credit facilities with its primary lenders.  The amendment reduced the amount of the revolving facility from $30.0 million to $25.0 million, and extended the expiration of the facilities to July 15, 2005.  The Company’s bank facilities require that the Company maintain certain financial ratios and other covenants.  The Company is in compliance with the financial ratios and covenants contained in the credit agreement.

Contractual Obligations

The following table provides a summary of the Company’s contractual obligations as of December 31, 2002.  Additional details about these items are included in the notes to the consolidated financial statements (amounts in thousands).

	Payments Due by Period
Contractual obligations	2003	2004	2005	2006	2007 and After	Total

Indebtedness	$2,726	$1,540	$8,136	$132	$—	$12,534

Operating leases	629	488	218	161	360	1,856

Other	147	147	109	—	—	403

Total contractual cash obligations	$3,502	$2,175	$8,463	$293	$360	$14,793

In addition, the Company has a $25.0 million revolving credit facility that expires July 15, 2005.  The balance of the revolving facility was $5.0 million at December 31, 2002.

Inflation

Management believes inflation has not had a significant impact on its business or operations.

Seasonality

The Company’s net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company’s customers.

Accounting and Tax Matters

The Company established a DISC in 1979 in order to defer federal income taxes on its foreign sales.  In late 1984, the Internal Revenue Code (the “Code”) was amended to limit the benefits of a DISC, primarily by imposing an interest charge on the accumulated deferred federal income taxes of a DISC.  At the same time, the Code was amended to permit the creation of a Foreign Sales Corporation (“FSC”).  Under the current Code, the FSC is no longer a separate foreign sales entity. A new category of income – extraterritorial income has been created. Under the Code, as amended, a portion of the extraterritorial income is subject to federal income taxes, while a portion is permanently exempt from federal income taxes.  Current tax regulations prevent the Company from maintaining the DISC and have qualifying foreign trade income concurrently. At the time of liquidation of the DISC, the Company would be required to provide for federal income taxes on the $2.4 million of undistributed earnings of the DISC, for which federal income taxes have not previously been provided.  The Company would be able to pay such federal income taxes over a ten-year period.  If the DISC had been liquidated on December 31, 2002, it would have resulted in a reduction of approximately $0.8 million in the Company’s net earnings.

The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the “Service”) is examining the Company’s U.S. income tax return for 1999 including the deduction of the loss on its investment in the Brazilian operation, and has proposed the disallowance of the deduction. With the liquidation of the Brazilian subsidiary in 2002, the Service is reviewing the deductibility of the loss in 2002. The Company does not believe that any significant adjustments will be required as a result of this examination.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” issued in June 2001, establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003.  To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption.  The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of periods ending after December 15, 2002.  The Company does not expect the adoption of Interpretation No. 45 to have a material impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002, amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25.  The disclosure modifications required for fiscal years ending after December 15, 2002 are included in the notes to these financial statements.

Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in January 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 applies immediately to variable interests in variable interest entities created and/or obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material impact on the Company’s financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 31, 2002, substantially all of the Company’s $17.5 million of debt outstanding was variable rate debt.  The Company uses interest rate swap agreements (the “Swap Agreements”) to hedge a portion of the interest rate risk associated with the Company’s variable rate debt.  The Company has entered into a Swap Agreement with a notional amount of $5.0 million.  Under the Swap Agreement, the Company pays a fixed interest rate of 5.98%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates.  Based on exposures on December 31, 2002, if interest rates were to change by one percentage point, the Company’s annual pretax income would be impacted by approximately $0.1 million.

The Company does not trade in interest rate swaps with the objective of earning financial gain on interest rate fluctuations.  The Company had no additional derivative financial instruments at December 31, 2002.

In 2002, $1.4 million of the Company’s operating income was incurred by foreign subsidiaries with a functional currency other than the United States dollar.  If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $0.1 million, when translated to United States dollars.  This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.

ITEM 8.                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are hereby incorporated by reference to the Financial Statements beginning at page F-1 of this Form 10-K (the “Financial Statements”).

ITEM 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Executive Officers” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders, which is to be filed with the Commission, describes all persons to be nominated to become directors and all executive officers of the Company as required in response to this item and is incorporated herein by reference.  The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement which is to be filed with the Commission is incorporated herein by reference.

ITEM 11.                              EXECUTIVE COMPENSATION

The information set forth under the caption “Compensation and Certain Transactions” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.

ITEM 12.                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2003 Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	360,851	$ 5.14	472,351
Equity compensation plan not approved by security holders	25,800	$ 9.00	174,200
Total	386,651	$ 5.40	646,551

In 2002, the Company’s Board of Directors adopted a nonqualified stock option plan of 200,000 shares covering directors, employees, and other key individuals.  A copy of the plan is attached to this Form 10-K as Exhibit 10.45.  For additional information concerning the Company’s stock option plans, see Note 6 to the Financial Statements.

ITEM 13.                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

ITEM 14.                              CONTROLS AND PROCEDURES

(a)                   Within the 90 days prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a – 14.  Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)                  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial statements:

The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

(2) Financial statement schedule:

The financial statement schedule filed as a part of this report is listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

(3) Exhibits:

3.1	*	Registrants Articles of Incorporation and amendments thereto
3.2	*	Bylaws of the Registrant
4.1	*	Specimen Common Stock Certificate, $0.01 par value, of Registrant
10.1	*	Lancer Corporation Profit Sharing Plan
10.2	*	1992 Non-Statutory Stock Option Plan
10.4	*	Master Development Agreement, dated January 12, 1984, between Lancer Corporation and The Coca-Cola Company
10.5	*	Net Lease Agreement, dated July 1, 1974, between Lancer Corporation and Lancer Properties dated as of June 3, 1977
10.13	*	Development and Manufacturing Agreement, dated April 13, 1993, between Lancer Corporation and Packaged Ice, Inc.
10.16	*	Form of Nonstatutory Stock Option Agreement under the 1992 Non-Statutory Stock Option Plan
10.27	++	Credit Agreement, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen’s National Bank of St. Louis
10.28	++	Term A Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen’s National Bank of St. Louis
10.29	++	Term B Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen’s National Bank of St. Louis
10.30	++	Revolving Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen’s National Bank of St. Louis
10.31	++	Acquisition Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen’s National Bank of St. Louis
10.32	++	Stock Pledge, dated July 15,1996, between Lancer Corporation and The Frost National Bank
10.33	++	Parent and Affiliate Guaranties, dated July 15,1996, between Lancer Corporation or its subsidiaries and The Frost National Bank
10.34	#	Lancer Corporation Stock Incentive Plan, Effective Date March 1, 1996
10.35	+++	Master Lease Agreement dated September 4, 1996 between Lancer Partnership, Ltd. and CCA Financial, Inc.
10.36	##	First Amendment to Credit Agreement dated May 12, 1997 between Lancer Partnership, Ltd. and The Frost National Bank and NationsBank, N.A.
10.37	##	Second Amendment to Credit Agreement dated December 31, 1997 between Lancer Partnership, Ltd. and The Frost National Bank and NationsBank, N.A.
10.38	###	Third Amendment to Credit Agreement dated July 15, 1998 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.
10.39	**	Fourth Amendment to Credit Agreement dated March 15, 1999 between Lancer Corporation and The Frost National Bank and NationsBank, N.A.
10.40	***	Seventh Amendment and Restated Credit Agreement dated October 26, 2000 between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.41	***	Security Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.42	+	First Amendment to Seventh Amendment and Restated Credit Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.43	+	Master Lease and Supplement between The Frost National Bank and Lancer Partnership, Ltd.
10.44		Second Amendment to Seventh Amendment and Restated Credit Agreement betweenLancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.45		Lancer Corporation Stock Option Plan of 2002.

21.1	List of Significant Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

These exhibits are incorporated by reference to the same Exhibit to the Registrant’s Registration Statement No. 33-82434 filed on Form S-1 with the Securities and Exchange Commission (the “Commission”) on August 5, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement with the Commission on August 23, 1994.

++	These exhibits are incorporated by reference to the Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1995.

+++	This exhibit is incorporated by reference to the Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1996.

#	This exhibit is incorporated by reference to the Exhibit to the Registrant’s Proxy dated April 22, 1996.

##	These exhibits are incorporated by reference to the Exhibit to the Registrant’s Form 10-K for the year ended December 31, 1997.

###	This exhibit is incorporated by reference to the Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

**	This exhibit is incorporated by reference to the Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

***	This exhibit is incorporated by reference to the Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

+	This exhibit is incorporated by reference to the Exhibit to the Registrant’s Form 10-K for the year ended December 31, 2001.

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K dated February 27, 2003.  The report incorporated the Company’s earnings release for the period ended December 31, 2002.

The Company filed a report on Form 8-K dated March 10, 2003.  The report incorporated the Company’s press release announcing a new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:	/s/ GEORGE F. SCHROEDER
George F. Schroeder		March 26, 2003
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED A. SCHROEDER	Chairman of the Board	March 26, 2003
Alfred A. Schroeder		Date

/s/ GEORGE F. SCHROEDER	Chief Executive Officer and Director	March 26, 2003
George F. Schroeder	(principal executive officer)	Date

/s/ MARK L. FREITAS	Chief Financial Officer	March 26, 2003
Mark L. Freitas	(principal financial officer, principal accounting officer)	Date

/s/ WALTER J. BIEGLER	Director	March 26, 2003
Walter J. Biegler		Date

/s/ JEAN M. BRALEY	Director	March 26, 2003
Jean M. Braley		Date

/s/ NORBORNE P. COLE, JR.	Director	March 26, 2003
Norborne P. Cole, Jr.		Date

/s/ OLIVIA F. KIRTLEY	Director	March 26, 2003
Olivia F. Kirtley		Date

/s/ RICHARD C. OSBORNE	Director	March 26, 2003
Richard C. Osborne		Date

CERTIFICATIONS

I, George F. Schroeder, certify that:

1.                    I have reviewed this annual report on Form 10-K of Lancer Corporation;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ GEORGE F. SCHROEDER
George F. Schroeder
Chief Executive Officer

CERTIFICATIONS

I, Mark L. Freitas, certify that:

1.                    I have reviewed this annual report on Form 10-K of Lancer Corporation;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ MARK L. FREITAS
Mark L. Freitas
Chief Financial Officer

LANCER CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

LANCER CORPORATION AND SUBSIDIARIES

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

Notes to Consolidated Financial Statements

Schedule for the years ended December 31, 2002, 2001 and 2000

II-Reserve accounts

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Lancer Corporation:

We have audited the accompanying consolidated balance sheets of Lancer Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.  The Company has also adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” effective January 1, 2002.

KPMG LLP

San Antonio, Texas

February 26, 2003

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

(Amounts in thousands, except share data)

ASSETS

	2002	2001

Current assets:
Cash	$3,241	$1,849
Receivables:
Trade accounts and notes	17,265	17,781
Other	1,039	850
	18,304	18,631
Less allowance for doubtful accounts	(979)	(467)
Net receivables	17,325	18,164
Inventories	29,094	32,160
Prepaid expenses	264	655
Deferred income tax asset	285	211
Total current assets	50,209	53,039

Property, plant and equipment, at cost:
Land	1,432	1,260
Buildings	21,837	21,840
Machinery and equipment	22,073	21,339
Tools and dies	12,137	11,256
Leaseholds, office equipment and vehicles	10,165	9,037
Assets in progress	1,455	1,194
	69,099	65,926
Less accumulated depreciation and amortization	(34,224)	(29,925)
Net property, plant and equipment	34,875	36,001

Long-term receivables ($106 and $407 due from officers, respectively)	127	612
Long-term investments	2,303	2,278
Intangibles and other assets, at cost, less accumulated amortization	5,241	4,674

	$92,755	$96,604

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2002 and 2001

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001
Current liabilities:
Accounts payable	$10,141	$7,911
Current installments of long-term debt	2,726	2,718
Line of credit with bank	5,000	15,600
Deferred licensing and maintenance fees	1,449	1,295
Accrued expenses and other liabilities	7,977	5,058
Taxes payable	182	1,507
Total current liabilities	27,475	34,089

Deferred income tax liability	2,342	1,421
Long-term debt, excluding current installments	9,808	11,872
Deferred licensing and maintenance fees	2,686	4,478
Other long-term liabilities	293	403

Total liabilities	42,604	52,263

Commitments and contingencies	—	—

Minority interest	—	55

Shareholders' equity:
Preferred stock, without par value: 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value: 50,000,000 shares authorized; 9,396,119 issued and 9,338,545 outstanding in 2002 and 9,127,757 issued and outstanding in 2001	93	91

Additional paid-in capital	12,710	11,943

Accumulated other comprehensive loss	(2,389)	(3,976)

Deferred compensation	(169)	—

Retained earnings	40,234	36,228

Less common stock in treasury, at cost; 57,574 shares in 2002	(328)	—

Total shareholders' equity	50,151	44,286

	$92,755	$96,604

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except share data)

	2002	2001	2000

Net sales	$139,015	$122,745	$111,700
Cost of sales	101,925	95,877	86,642
Gross profit	37,090	26,868	25,058

Selling, general and administrative expenses	27,535	22,235	21,286
Operating income	9,555	4,633	3,772

Other (income) expense:
Interest expense	1,318	3,128	3,243
Loss from joint ventures	653	296	82
Minority interest	(55)	(239)	(248)
Interest and other income, net	(649)	(1,049)	(180)
	1,267	2,136	2,897
Income from continuing operations before income taxes	8,288	2,497	875

Income tax expense (benefit):
Current	1,440	1,319	1,292
Deferred	1,229	(401)	(950)
Income tax expense	2,669	918	342

Income from continuing operations	5,619	1,579	533

Discontinued operations:
Loss (gain) from operations of discontinued Brazilian subsidiary (including loss on disposal of $1,760)	2,442	268	(38)
Income tax (benefit) expense	(829)	(91)	13
Loss (earnings) from discontinued operations	1,613	177	(25)
Net earnings	$4,006	$1,402	$558

Common Shares and Equivalents Outstanding:
Basic	9,326,529	9,127,062	9,124,857
Diluted	9,433,193	9,314,789	9,290,003

Earnings Per Share:
Basic
Earnings from continuing operations	$0.60	$0.17	$0.06
Loss from discontinued operations	$(0.17)	$(0.02)	$0.00
Net earnings	$0.43	$0.15	$0.06

Diluted
Earnings from continuing operations	$0.60	$0.17	$0.06
Loss from discontinued operations	$(0.17)	$(0.02)	$0.00
Net earnings	$0.43	$0.15	$0.06

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated and Other Comprehensive Income (Loss)	Deferred Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 1999	$91	$11,933	$(1,816)	$—	$34,268	$—	$44,476
Comprehensive loss:
Net earnings	—	—	—	—	558	—	558
Cumulative translation adjustment	—	—	(1,393)	—	—	—	(1,393)
Unrealized loss on investment, net of tax	—	—	(108)	—	—	—	(108)
Total comprehensive loss:							(943)
Balance December 31, 2000	91	11,933	(3,317)	—	34,826	—	43,533
Comprehensive income:
Net earnings	—	—	—	—	1,402	—	1,402
Cumulative translation adjustment	—	—	(817)	—	—	—	(817)
Reclassification adjustment for realized loss included in net income, net of tax	—	—	172	—	—	—	172
Unrealized loss on derivative instruments:
Initial loss upon Adoption of SFAS No. 133	—	—	(51)	—	—	—	(51)
Reclassification adjustment for loss included in interest expense	—	—	37	—	—	—	37
Total comprehensive income:							743
Exercise of 2,900 stock options	—	10	—	—	—	—	10
Balance December 31, 2001	91	11,943	(3,976)	—	36,228	—	44,286
Comprehensive income:
Net earnings	—	—	—	—	4,006	—	4,006
Cumulative translation adjustment	—	—	1,567	—	—	—	1,567
Unrealized gain on investment, net of tax	—	—	6	—	—	—	6
Unrealized loss on derivative instruments:
Reclassification adjustment for loss included in interest expense	—	—	14	—	—	—	14
Total comprehensive income:							5,593
Exercise of 268,362 stock options for cash and by surrender of shares	2	372	—	—	—	(328)	46
Compensatory element of stock options granted	—	395	—	(395)	—	—	—
Amortization of deferred compensation	—	—	—	226	—	—	226
Balance December 31, 2002	$93	$12,710	$(2,389)	$(169)	$40,234	$(328)	$50,151

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands)

	2002	2001	2000
Cash flow from operating activities:
Net earnings	$4,006	$1,402	$558

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,959	4,816	4,205
Deferred licensing and maintenance fees	(1,638)	1,126	(472)
Deferred income taxes	844	(453)	(704)
(Gain) loss on sale and disposal of assets	(4)	(6)	10
Writedown of Brazilian assets, net of taxes	1,548	—	—
Stock-based compensation expense	226	—	—
Minority interest	(55)	(239)	(248)
Loss from joint ventures	653	296	82
Impairment of investment	30	279	—
Change in assets and liabilities, net of effects from purchase of subsidiary:
Receivables	1,167	(1,532)	635
Prepaid expenses	391	(13)	(177)
Income taxes receivable	—	—	3,505
Inventories	3,145	7,678	(4,646)
Other assets	(649)	(720)	(365)
Accounts payable	1,857	(868)	409
Accrued expenses	2,502	(239)	1,098
Income taxes payable	(762)	343	584
Net cash provided by operating activities	18,220	11,870	4,474

Cash flow from investing activities:
Proceeds from sale of assets	20	52	2
Acquisition of property, plant and equipment	(3,658)	(3,998)	(5,166)
Acquisition of subsidiary company, net of cash acquired	(252)	—	—
Proceed from (purchase of) long-term investments	(502)	7	209
Net cash (used in) investing activities	(4,392)	(3,939)	(4,955)

Cash flow from financing activities:
Net (repayments) borrowings under line of credit agreements	(10,600)	(5,400)	3,400
Proceeds from issuance of long-term debt	—	697	—
Retirement of long-term debt	(2,056)	(1,960)	(3,075)
Net proceeds from exercise of stock options	46	10	—
Net cash (used in) provided by financing activities	(12,610)	(6,653)	325
Effect of exchange rate changes on cash	174	(200)	(300)
Net increase (decrease) in cash	1,392	1,078	(456)
Cash at beginning of year	1,849	771	1,227
Cash at end of year	$3,241	$1,849	$771

See accompanying notes to consolidated financial statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

Lancer Corporation (the “Company”) designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, with significant intercompany balances and transactions eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products.  The Company has taken these items into consideration in valuing its inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 5 to 39 years.  Long-lived assets are evaluated annually for possible impairment adjustments which may be required.  See note 2 for discussion of discontinued operations.

Maintenance, repair and purchases of small tools and dies are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The Company has  completed its transitional impairment test as described above in the second quarter of 2002, as well as the annual impairment test as of December 31, 2002, and determined that its goodwill was not impaired.

The Company has approximately $1.9 million and $1.6 million of goodwill, net of accumulated amortization of $0.8 million and $0.8 million, at December 31, 2002 and 2001, respectively.  Amortization expense related to goodwill for the years ended December 31, 2001 and 2000 was $0.2 million and $0.1 million, respectively.

LANCER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share is as follows (amounts in thousands, except share data):

	2002	2001	2000
Net earnings	$4,006	$1,402	$558
Add back goodwill amortization (net of tax effect)	—	147	84
Adjusted net earnings	$4,006	$1,549	$642

Basic earnings per common share:
Net earnings	$0.43	$0.15	$0.06
Add back goodwill amortization (net of tax effect)	—	0.02	0.01
Adjusted net earnings	$0.43	$0.17	$0.07

Diluted earnings per common share:
Net earnings	$0.43	$0.15	$0.06
Add back goodwill amortization (net of tax effect)	—	0.02	0.01
Adjusted net earnings	$0.43	$0.17	$0.07

Other intangible assets with definite useful lives are recorded on the basis of cost in accordance with SFAS No. 142, and are amortized on a straight-line basis.  The Company assesses the recoverability of its other intangible assets by determining whether the amortization of the intangible balance over its remaining useful life can be recovered through projected undiscounted future cash flows over the remaining amortization period.  If projected undiscounted future cash flows indicate that an unamortized intangible asset will not be recovered, an impairment loss is recognized based on projected discounted future cash flows.  Cash flow projections are based on trends of historical performance and management’s estimate of future performance, given consideration of existing and anticipated competitive and economic conditions.

The Company has approximately $3.3 million and $3.1 million of intangible assets, net of accumulated amortization of $0.7 million and $0.5 million, at December 31, 2002 and 2001, respectively.  Amortization expense related to other intangible assets was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Estimated amortization expense is $0.2 million for each of the five years ending December 31, 2007.

Long-term Investments

The Company owns a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems.  The investment is accounted for under the equity method.  The remaining 50% is owned by the developer of the technology utilized by the joint venture.  The joint venture owns the rights to that technology. (See note 3.)

The Company purchased a 50% interest in a joint venture, Lauch Lancer LLC, d.b.a. Moo Technologies, which markets concentrated shelf-stable milk for foodservice customers.  The investment is accounted for under the equity method.  The remaining 50% is owned by the developer of the technology utilized by the joint venture.  The joint venture owns the right to that technology.  (See note 3).

Also included in long-term investments is an investment in the common stock of Packaged Ice, Inc., a company that sells ice bagger machines manufactured by the Company.  Lancer owns less than 10% of the common stock of Packaged Ice, Inc.  The investment, accounted for as an available-for-sale security, is recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income.  The fair value is determined by quoted market prices.

Derivative Instruments

The Company accounts for derivative instruments using the principles of Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities.  SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value.  The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of interest rate swap agreements.  The Company entered into the swap agreements to effectively fix the interest rate on a portion of its debt in order to lessen the Company’s exposure to floating rate debt.  Changes in the fair value of those derivatives are recorded in income.  The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $0.051 million which is recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months.  As of December 31, 2002 and 2001, the fair value of the interest rate swap agreements was a liability of $0.053 million and $0.379 million respectively, which is included in accrued expenses in the accompanying financial statements.  During 2002 and 2001, the Company recognized in interest expense $0.014 million and $0.037 million relating to the transition adjustment.  Interest expense was reduced by $0.311 million in 2002 and increased by $0.328 million in 2001, relating to the change in the fair value of the interest rate swap agreements.

Net Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The dilutive effect of stock options approximated 106,664, 187,727, and 165,146 shares in 2002, 2001 and 2000, respectively.  Options to purchase approximately 82,550, 132,250, and 293,875 shares in 2002, 2001 and 2000, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

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

(b)         As produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.  The Company had no such arrangements after March 31, 2002.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $2.3 million, $2.4 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated in a separate component of shareholders’ equity.  Inventories, plant and equipment and other non-monetary assets and liabilities of non-U.S. subsidiaries that operate in U.S. dollars are translated at approximate exchange rates prevailing when acquired.  All other assets and liabilities are translated at year-end exchange rates.  Inventories charged to cost of sales and depreciation are translated at historical exchange rates.  All other income and expense items are translated at average rates of exchange prevailing during the year.  For those companies that operate in U.S. dollars, gains and losses that result from translation are included in earnings.

Stock Compensation Plans

At December 31, 2002, the Company has stock option plans, which are described further in Note 6.  The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):

	2002	2001	2000
Net earnings-as reported	$4,006	$1,402	$558
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(94)	(161)	(167)
Net earnings-pro forma	$3,912	$1,241	$391
Net earnings per basic share-as reported	$0.43	$0.15	$0.06
Net earnings per basic share-pro forma	$0.42	$0.14	$0.04

Net earnings per diluted share-as reported	$0.43	$0.15	$0.06
Net earnings per diluted share-pro forma	$0.41	$0.13	$0.04

Weighted-average fair value of options, granted during the year	$2.88	$2.02	$1.51

The fair value of each option granted in 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected life (years)	5	4	4
Interest rate	3.0%	4.0%	5.0%
Volatility	42.9%	44.4%	43.4%
Dividend yield	None	None	None

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income (loss) consists of net earnings, currency translation adjustment, unrealized gain (loss) on investment, and unrealized loss on derivative instruments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.  The Statement requires additional disclosures in the consolidated financial statements but it does not affect the Company’s financial position or results of operations.

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

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  SFAS No. 144 also changes the criteria for classifying an asset held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The Company adopted SFAS No. 144 on January 1, 2002.  The adoption did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” issued in June 2001 establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003.  To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption.  The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of periods ending after December 15, 2002.  The Company does not expect the adoption of Interpretation No. 45 to have a material impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002, amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25.  The disclosure modifications required for fiscal years ending after December 15, 2002 are included in the notes to these financial statements.

Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in January 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 applies immediately to variable interests in variable interest entities created and/or obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material impact on the Company’s financial statements.

2. Discontinued Operations

During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary.  In connection with the closure of the Brazilian subsidiary, the Company recorded an estimated loss from disposal of discontinued operations of $1.8 million in the quarter ended June 30, 2002 related to the write-down of the Brazilian subsidiary assets net of expected proceeds, foreign currency translation losses, and an accrual for estimated exit costs. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations in the Consolidated Statements of Operations. For business segment reporting purposes, the Brazil operation was previously classified as the segment “Brazil.”

Certain information with respect to the discontinued Brazilian operation for the years ended 2002, 2001 and 2000 is as follows (amounts in thousands):

	Years ended December 31,
	2002	2001	2000
Net sales	$466	$1,092	$1,538

Pretax loss (gain) from discontinued operations	682	268	(38)
Pretax loss on disposal of discontinued operations	1,760	—	—
Income tax (benefit) expense	(829)	(91)	13
Net loss (gain) from discontinued operations	$1,613	$177	$(25)

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	2002	2001	2000
Current assets	$293	$1,435	$1,455
Property, plant and equipment, net	29	363	460
Current liabilities	(1,499)	(1,797)	(1,350)
Net (liabilities) assets of discontinued operation	$(1,177)	$1	$565

3. Investment in Joint Ventures

Summarized financial data for investment in joint ventures is as follows (amounts in thousands):

	2002	2001	2000
Condensed Statements of Operations
Net Sales	$9,127	$8,415	$8,632
Gross profit	874	1,078	2,251
Net (loss) earnings	(1,430)	(1,323)	154

Condensed Balance Sheets

Current assets	$2,690	$3,396	$3,225
Non-current assets	4,245	3,224	3,344
	$6,935	$6,620	$6,569

Current liabilities	$2,986	$2,389	$1,008
Non-current liabilities	1,151	2	9
Partners’ capital	2,798	4,229	5,552
	$6,935	$6,620	$6,569

The Company’s 50% share of net earnings, after elimination of profit in ending inventory, is included in other income. On May 1, 2002, the Company’s joint venture that manufactures frozen beverage equipment began selling directly to most third party customers, and paying a commission to the Company.  Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers.

4. Income Taxes

An analysis of income tax expense (benefit) follows (amounts in thousands):

	Current	Deferred	Total
2002
Continuing operations:
Federal	$364	$1,121	$1,485
State	24	—	24
Foreign	1,052	108	1,160
Total	$1,440	$1,229	$2,669
Discontinued operations:
Federal	$(444)	$(385)	$(829)

2001
Continuing operations:
Federal	$362	$(407)	$(45)
State	24	—	24
Foreign	933	6	939
Total	$1,319	$(401)	$918
Discontinued operations:
Federal	$—	$(91)	$(91)

2000
Continuing operations:
Federal	$(64)	$(957)	$(1,021)
State	24	—	24
Foreign	1,332	7	1,339
Total	$1,292	$(950)	$342
Discontinued operations:
Federal	$—	$13	$13

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following (amounts in thousands):

	2002	2001
Deferred tax assets:
Accounts receivable	$229	$190
Inventory	1,449	701
Compensation and benefits	353	141
Net operating loss carryforward, expiring in 2020	63	1,364
Minimum taxes creditable in foreign jurisdictions	639	503
US tax credits	741	611
Other	233	252
Total gross deferred tax assets	3,707	3,762

Deferred tax liabilities:
Property, plant and equipment	3,495	3,283
DISC income	1,746	1,385
Foreign deferred liabilities	523	304
Total deferred tax liability	5,764	4,972
Net deferred tax liability	$2,057	$1,210

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2002.

The actual tax expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (amounts in thousands):

	2002	2001	2000
Computed “expected” tax expense (benefit) from continuing operations	$2,818	$849	$298
Increase (decrease) in taxes resulting from:
Effect of tax credits	(129)	(118)	(144)
Effect of nondeductible expenses	78	44	99
State, net of Federal benefit	16	16	16
Effect of foreign tax rates	(26)	34	83
Other, net	(88)	93	(10)
	$2,669	$918	$342

In accordance with SFAS No. 109, no federal income taxes have been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992.  On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million.  Should the DISC terminate in the future, SFAS No. 109 would require federal and state income taxes to be provided.  Such a provision would result in a federal and state income tax charge to the financial statements, thereby increasing the Company’s effective tax rate.

The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the “Service”) is examining the Company’s U.S. income tax return for 1999 including the deduction of the loss on its investment in the Brazilian operation, and has proposed the disallowance of the deduction.  With the liquidation of the Brazilian subsidiary in

2002, the Service is reviewing the deductibility of the loss in 2002. The Company does not believe that any significant adjustments will be required as a result of this examination.

Actual net Federal income taxes (refunded) paid were approximately $1.2 million, nil and ($3.0) million, for 2002, 2001, and 2000, respectively.

5. Long-term Debt and Line of Credit with Banks

(Amounts in thousands)	2002	2001
$ 11,487 notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 2.84% at December 31, 2002) through July 15, 2005; secured by substantially all of the Company’s assets in the United States	$10,786	$12,724

Note payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 2.17% at December 31, 2002) through December 31, 2002	1,196	1,196

Capital lease payable to bank, due in monthly installments plus interest of 6.72% through November 1, 2006	552	670
	12,534	14,590

Less current installments of long-term debt	2,726	2,718
	$9,808	$11,872

The Company also has a $25.0 million revolving credit facility (the “Revolving Facility”) from three banks.  Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories.  The Revolving Facility is collateralized by substantially all of the Company’s assets in the United States.  Amounts outstanding under the revolving facility were $5.0 million at December 31, 2002 and $15.6 million at December 31, 2001.  There was $13.7 million available under the Revolving Facility on December 31, 2002.  Interest accrues at a rate based upon either LIBOR or upon the Banks’ prime rate.  The weighted average interest rate was 2.55% as of December 31, 2002.  The Revolving Facility expires July 15, 2005.

The note payable to the seller of the Company’s Brazil subsidiary was due on December 31, 2001.  Because of the unfavorable business conditions in Brazil, the holder of the note has not demanded payment of the amount due.  The Company has not repaid the $1.196 million balance pending discussions with the holder of the note to restructure the debt.

Annual maturities on long-term debt outstanding at December 31, 2002 are as follows (amounts in thousands):

2003	2,726
2004	1,540
2005	8,136
2006	132
$12,534

To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the “Swap Agreements”) with a notional principal amount of $5.0 million.  Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts.  The difference paid or received on the swap agreement is recognized as an adjustment to interest expense.  The Company’s Swap Agreement provides that the Company pay a fixed interest rate of 5.98%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates.  While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institution involved.

The Credit Facilities and the Revolving Credit Facility require that the Company maintain certain financial ratios and other covenants. The Company is in compliance with all of these financial ratios and covenants as of December 31, 2002.

Actual interest paid was approximately $1.7 million, $3.0 million and $3.2 million in 2002, 2001 and 2000, respectively.

6. Employee Benefit Plans

Common Stock Options

The Company has stock option plans under which incentive and non-qualified options may be granted.  Options are granted at the market price per share at the grant date.  Options generally become exercisable in 20% increments beginning on the grant date and expire ten years from the grant date.

During the third quarter of 2002, the Company’s Board of Directors extended the life of the Company’s outstanding stock options by five years.  The change resulted in an expense of $0.4 million, $0.2 million of which was recognized during the third and fourth quarters of 2002.  The remaining $0.2 million will be recognized ratably as the options vest.

A summary of transactions for all options follows:

	Stock Options	Option Price
Outstanding at December 31, 1999	542,988	$1.29 - 16.54
Granted	225,000	3.57 - 5.00
Canceled	(22,950)	3.57 - 13.25
Outstanding at December 31, 2000	745,038	$1.29 - 16.54
Granted	29,000	5.51 - 6.06
Canceled	(168,725)	3.56 - 10.00
Exercised	(2,900)	3.57 - 3.57
Outstanding at December 31, 2001	602,413	$1.29 - 16.54
Granted	110,300	3.60 - 9.00
Canceled	(57,700)	3.56 - 16.54
Exercised	(268,362)	1.30 - 3.56
Outstanding at December 31, 2002	386,651	$3.56 - 13.63

A summary of exercisable options follows:

Range of Prices	Exercisable Options	Avg. of Exercise Price
2000
$ 1.0 to 5.0	300,761	$1.66
$ 5.1 to 10.0	191,375	$7.67
$ 10.1 to 17.0	32,100	$14.97

2001
$ 1.0 to 5.0	340,562	$1.91
$ 5.1 to 10.0	46,600	$8.54
$ 10.1 to 17.0	40,700	$14.95

2002
$ 1.0 to 5.0	128,100	$3.84
$ 5.1 to 10.0	64,010	$7.94
$ 10.1 to 17.0	11,500	$13.52

Self-Insured Medical Plan

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by payroll deductions.  The Company has provided for both reported, and incurred but not reported, medical costs in the accompanying consolidated balance sheets.  The Company has a maximum liability of $100,000 per employee / dependent per year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

Workers’ Compensation Coverage

The Company is self-insured for all workers’ compensation claims submitted by employees for on-the-job injuries.  The Company has provided for both reported, and incurred but not reported, costs of workers’ compensation coverage in the accompanying consolidated balance sheets.

In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to a deductible of $500,000 to be paid by the Company.  Based upon the Company’s past experience, management believes that the Company has adequately provided for potential losses.  However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company’s financial position and its results of operations.

Employee Profit Sharing Plan

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements.  Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations.  The Company matches employee 401(k) contributions to the plan at a rate of 50% of the first 6% of the salary contributed to the plan through salary deferral.  In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan.  The accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 include Company contributions to the plan of approximately $0.5 million, $0.2 million and $0.5 million, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of its Australian subsidiary.  Contributions during 2002, 2001 and 2000 totaled approximately $0.2 million, $0.1 million, and $0.2 million, respectively.

7. Leases

The Company rents a building, in which a portion of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders.  The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

At December 31, 2002, future minimum lease payments required under all noncancelable operating leases are as follows (amounts in thousands):

2003	$629
2004	488
2005	218
2006	161
2007	360
Total minimum lease payments	$1,856

Total rental expense was approximately $1.0 million, $1.3 million and $2.5 million in 2002, 2001 and 2000, respectively.

The Company has been party to agreements to provide warehousing space and services for certain of its customers. Rental income related to the warehousing agreements totaled approximately $0.2 million, $1.7 million and $1.2 million in 2002, 2001 and 2000, respectively.  These agreements were terminated in 2002.

8. Long-term Receivables

Long-term receivables are interest bearing and include approximately $0.1 million and $0.4 million due from officers as of December 31, 2002 and 2001, respectively.

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

Cash, Trade Receivables, and Trade Payables

The carrying amounts of the Company’s cash, trade receivables and trade payables approximate market value.

Long-term Receivables

The carrying amount of the Company’s notes receivable approximates fair market value based on the actual interest rates paid on the interest bearing notes.

Long-term Investments

Long-term investments, excluding investment in joint ventures, are stated at approximate market value based upon the current nature of the investments. The Company’s investment in Packaged Ice, Inc. was written-down by $0.03 million and $0.3 million to the fair market value at December 31, 2002 and 2001, respectively.

Debt

The carrying amount of the Company’s long-term debt and short-term debt approximate market value as the rates are variable or are fixed at current market rates.

Swap Agreements

The carrying amount of the Company’s interest rate swap agreements approximate market value.  The fair market value of interest rate swap agreements was approximately $0.05 million and $0.4 million as of December 31, 2002 and 2001, respectively.

10. Acquisitions

During the second quarter of 2002, the Company acquired certain assets and liabilities of BMS Refrigeration Pty. Ltd., an Australian company, for approximately $0.252 million. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of BMS have been included in the Company’s consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired of $0.126 million has been recorded as goodwill.  The operating results of the Company would not have been significantly different had the acquisition occurred at the beginning of 2002.

11. Supplemental Balance Sheet and Income Statement Information

Inventory components are as follows (amounts in thousands):

	2002	2001
Finished goods	$10,893	$14,350
Work in process	7,647	8,199
Raw material and supplies	10,554	9,611
	$29,094	$32,160

Accrued expenses consist of the following (amounts in thousands):

	As of December 31,
	2002	2001
Payroll and related expenses	$3,936	$1,786
Commissions	395	499
Health and workers’ compensation	909	561
Property taxes	539	297
Interest	339	679
Warranty	526	304
Other taxes	140	109
Other accrued expenses	1,193	823
	$7,977	$5,058

12. Product Warranties

The Company generally warrants its products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  As of December 31, 2002 and 2001, the Company has accrued $0.5 million and $0.3 million, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for each of the years 2002, 2001 and 2000 were $0.199 million, $0.159 million and $0.090 million.

13. Contingencies

The Company is a party to various lawsuits and claims generally incidental to its business.  The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company’s financial position or results of operations.

14. Quarterly Financial Information (Unaudited)

The fourth quarter of 2001 includes an impairment loss of $0.3 million related to the other than temporary decline in the market value of the Company’s investment in Packaged Ice, Inc.  The following table reflects the quarterly results for 2002 and 2001 (in thousands except for share data):

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Net sales	$30,250	$37,306	$37,298	$34,161
Gross profit	7,209	9,732	11,031	9,118
Net earnings	503	582	1,876	1,045

Earnings per share:
Basic	$0.05	$0.06	$0.20	$0.11
Diluted	$0.05	$0.06	$0.20	$0.11

	Three Months Ended
2001	March 31	June 30	September 30	December 31
Net sales	$29,669	$31,207	$31,166	$30,703
Gross profit	7,025	7,332	7,217	5,294
Net earnings (loss)	871	482	561	(512)

Earnings (loss) per share:
Basic	$0.10	$0.05	$0.06	$(0.06)
Diluted	$0.09	$0.05	$0.06	$(0.06)

15. Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  The Company manages its operations geographically.  Sales are attributed to a region based on the ordering location of the customer.

Amounts in thousands	North America	Latin America	Asia/Pacific	Brazil	Europe	Corporate	Total
Year ended December 31, 2002
Total revenues	$97,575	13,351	18,555	—	9,534	—	$139,015
Depreciation and amortization	4,525	164	222	—	48	—	4,959
Operating income	17,430	1,979	1,785	—	1,360	(12,999)	9,555
Identifiable assets at December 31, 2002	66,668	10,194	12,538	322	3,033	—	92,755
Capital expenditures	2,591	487	535	—	45	—	3,658

Year ended December 31, 2001
Total revenues	$87,770	9,816	15,303	—	9,856	—	$122,745
Depreciation and amortization	4,132	170	317	136	61	—	4,816
Operating income	11,115	587	1,446	—	1,601	(10,116)	4,633
Identifiable assets at December 31, 2001	67,721	13,677	9,080	1,798	4,328	—	96,604
Capital expenditures	3,292	471	221	12	2	—	3,998

Year ended December 31, 2000
Total revenues	$73,373	7,850	19,582	—	10,895	—	$111,700
Depreciation and amortization	3,583	156	342	60	64	—	4,205
Operating income	9,056	827	2,481	—	1,923	(10,515)	3,772
Identifiable assets at December 31, 2000	76,885	9,348	9,522	1,915	4,722	—	102,392
Capital expenditures	3,916	290	471	368	121	—	5,166

All intercompany revenues are eliminated in computing revenues and operating income.  The corporate component of operating income represents corporate general and administrative expenses.  Identifiable assets are those assets identified with the operations in each geographic area.  The revenues and operating income from Brazil have been included in discontinued operations.  During 2002, the Company placed the Asia region and the Pacific region under common management.  The two regions are now combined for segment reporting purposes.

Substantially all revenues result from the sales of products and services associated with beverage dispensing.  The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (Amounts in thousands):

	2002	2001	2000
Soft drink, citrus and frozen beverage dispensers	$62,470	$50,703	$42,209
Post mix dispensing valves	13,452	13,725	13,334
Beer dispensing systems	8,757	5,887	8,190
Other	54,336	52,430	47,967
Total revenue	$139,015	$122,745	$111,700

The following provides information regarding net sales to major customers, domestically and internationally (amounts in thousands):

	2002	Percent of Net Sales	2001	Percent of Net Sales	2000	Percent of Net Sales
United States:
The Coca-Cola Company	$49,241	35%	$44,163	36%	$29,649	27%
Other	45,998	33	42,025	34	42,829	38
	95,239	68	86,188	70	72,478	65

Outside of United States:
Other	43,776	32	36,557	30	39,222	35
	$139,015	100%	$122,745	100%	$111,700	100%

In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company.  Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company.

SCHEDULE II

RESERVE ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Account	Balance at End of Year
Allowance for doubtful accounts (amounts in thousands):

December 31, 2002	$467	$622	$110	$979
December 30, 2001	$379	$122	$34	$467
December 31, 2000	$414	$66	$101	$379

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Account	Balance at End of Year
Inventory reserve account (amounts in thousands):

December 31, 2002	$1,478	$3,916	$1,642	$3,752
December 31, 2001	$1,483	$489	$494	$1,478
December 31, 2000	$847	$860	$224	$1,483