Form 10-Q
period 2003-03-31
LANCER CORP /TX/
filed 2003-05-14
CIK 768162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2003	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

6655 Lancer Blvd., San Antonio, Texas	78219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (210) 310-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of April 30, 2003

Common stock, par value $.01 per share	9,345,095

Part I - Financial Information

Item 1 - Financial Statements

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash	$1,387	$3,241
Receivables:
Trade accounts and notes	15,487	17,265
Other	1,282	1,039
	16,769	18,304
Less allowance for doubtful accounts	(954)	(979)

Net receivables	15,815	17,325

Inventories	29,392	29,094
Prepaid expenses	1,023	264
Tax refund receivable	1,444	—
Deferred tax asset	209	285

Total current assets	49,270	50,209

Property, plant and equipment, at cost:
Land	1,432	1,432
Buildings	21,837	21,837
Machinery and equipment	22,228	22,073
Tools and dies	12,142	12,137
Leaseholds, office equipment and vehicles	10,367	10,165
Assets in progress	2,443	1,455
	70,449	69,099
Less accumulated depreciation and amortization	(35,499)	(34,224)

Net property, plant and equipment	34,950	34,875

Long-term receivables ($41 and $106 due from officers, respectively)	59	127
Long-term investments	2,138	2,303
Intangibles and other assets, at cost, less accumulated amortization	5,511	5,241

	$91,928	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2003	December 31, 2002
	(Unaudited)

Current liabilities:
Accounts payable	$8,606	$10,141
Current installments of long-term debt	2,729	2,726
Line of credit with bank	7,000	5,000
Deferred licensing and maintenance fees	1,463	1,449
Accrued expenses and other liabilities	6,944	7,977
Taxes payable	—	182
Total current liabilities	26,742	27,475

Deferred tax liability	2,289	2,342
Long-term debt, excluding current installments	9,424	9,808
Deferred licensing and maintenance fees	2,642	2,686
Other long-term liabilities	257	293

Total liabilities	41,354	42,604

Commitments and contingencies	—	—

Minority interest	—	—

Shareholders’ equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value: 50,000,000 shares authorized; 9,409,319 issued and 9,346,709 outstanding in 2003, and 9,396,119 issued and 9,338,545 outstanding in 2002	93	93

Additional paid-in capital	12,781	12,710

Accumulated other comprehensive loss	(1,716)	(2,389)

Deferred compensation	(141)	(169)

Retained earnings	39,917	40,234

Less common stock in treasury, at cost; 62,610 shares in 2003 and 57,574 shares in 2002	(360)	(328)

Total shareholders’ equity	50,574	50,151

	$91,928	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$26,874	$30,250
Cost of sales	21,080	23,041
Gross profit	5,794	7,209

Selling, general and administrative expenses	6,582	5,867
Operating (loss) income	(788)	1,342
Other (income) expense:
Interest expense	168	431
Loss from joint ventures	226	92
Minority interest	—	(44)
Other income, net	(201)	(53)
	193	426
(Loss) income from continuing operations before income taxes	(981)	916
Income tax (benefit) expense:
Current	(861)	331
Deferred	168	4
	(693)	335
(Loss) income from continuing operations	(288)	581

Discontinued operations
Loss from operations of discontinued Brazilian subsidiary	44	118
Income tax benefit	(15)	(40)
Loss from discontinued operations	29	78
Net (loss) earnings	$(317)	$503

Common Shares Outstanding:
Basic	9,345,331	9,303,771
Diluted	9,345,331	9,338,797

Earnings Per Share:
Basic
Earnings from continuing operations	$(0.03)	$0.06
Loss from discontinued operations	$(0.00)	$(0.01)
Net (loss) earnings	$(0.03)	$0.05

Diluted
Earnings from continuing operations	$(0.03)	$0.06
Loss from discontinued operations	$(0.00)	$(0.01)
Net (loss) earnings	$(0.03)	$0.05

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flow from operating activities:
Net (loss) earnings	$(317)	$503
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,286	1,173
Deferred licensing and maintenance fees	(30)	(208)
Deferred income taxes	10	4
(Gain) loss on sale and disposal of assets	(11)	3
Minority interest	—	(44)
Loss from joint ventures	226	92
Stock-based compensation expense	28	—
Changes in assets and liabilities:
Receivables	1,851	(2,556)
Prepaid expenses	(759)	(262)
Income taxes receivable	(1,444)	—
Inventories	(19)	(443)
Other assets	(128)	(162)
Accounts payable	(1,818)	2,690
Accrued expenses	(1,112)	362
Income taxes payable	(182)	78

Net cash (used in) provided by operating activities	(2,419)	1,230

Cash flow from investing activities:
Proceeds from sale of assets	11	2
Acquisition of property, plant and equipment	(1,214)	(467)
Proceed from (purchase of) long-term investments	7	(370)

Net cash used in investing activities	(1,196)	(835)

Cash flow from financing activities:
Net borrowings under line of credit agreements	2,000	200
Retirement of long-term debt, net of proceeds	(381)	(377)
Net proceeds from exercise of stock options	69	14

Net cash provided by (used in) financing activities	1,688	(163)

Effect of exchange rate changes on cash	73	62
Net (decrease) increase in cash	(1,854)	294
Cash at beginning of period	3,241	1,849
Cash at end of period	$1,387	$2,143

See accompanying notes to consolidated financial statements.

LANCER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

All adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations.  All intercompany balances and transactions have been eliminated in consolidation.  It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-K.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year’s presentation.

2.  New Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” issued in June 2001 establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  The Company adopted the provisions of SFAS No. 143 for the quarter ended March 31, 2003.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of periods ending after December 15, 2002.  The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002, amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25.  The disclosure modifications required for interim periods ending after December 15, 2002 are included in the notes to these financial statements.

Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in January 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 applies immediately to variable interests in variable interest entities created and/or obtained after January 31, 2003.  The application of this Interpretation did not have a material impact on the Company’s financial statements.

3.  Discontinued Operations

During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations in the Consolidated Statements of Operations.

Certain information with respect to the discontinued Brazilian operation for the three months ended March 31, 2003 and 2002 is as follows (amounts in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$—	$130

Pretax loss from discontinued operations	44	118
Income tax benefit	(15)	(40)
Net loss from discontinued operations	$29	$78

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	March 31, 2003	December 31, 2002
Current assets	$145	$293
Property, plant and equipment, net	—	29
Current liabilities	(1,369)	(1,499)
Net liabilities of discontinued operation	$(1,224)	$(1,177)

4.   Inventory Components

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).  Inventory components are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Finished goods	$11,139	$10,893
Work in process	8,434	7,647
Raw material and supplies	9,819	10,554
	$29,392	$29,094

5.   Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period.  Basic and diluted earnings per share are the same for the three months ended March 31, 2003.  The dilutive effect of stock options approximated 85,026 shares for the three months ended March 31, 2002.

6.   Stock Compensation Plans

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

	March 31, 2003	March 31, 2002
Net (loss) earnings-as reported	$(317)	$503
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(28)	(24)
Net (loss) earnings-pro forma	$(345)	$479
Net (loss) earnings per basic share-as reported	$(0.03)	$0.05
Net (loss) earnings per basic share-pro forma	$(0.04)	$0.05

Net (loss) earnings per diluted share-as reported	$(0.03)	$0.05
Net (loss) earnings per diluted share-pro forma	$(0.04)	$0.05

Weighted-average fair value of options, granted during the period	$5.15	$2.09

The fair value of each option granted in the three months ended March 31, 2003 and 2002, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2003	March 31, 2002
Expected life (years)	7	5
Interest rate	3.3%	3.0%
Volatility	47.5%	42.9%
Dividend yield	None	None

7.   Comprehensive Income

The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net (loss) earnings	$(317)	$503
Foreign currency gain arising during the period	633	309

Unrealized gain (loss) on investment (net of tax)	40	(14)

Unrealized loss on derivative instruments:
Reclassification adjustment for loss included in interest expense	—	5
Comprehensive income	$356	$803

Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency gains, unrealized (gain) loss on investment and unrealized loss on derivative instruments.

8.   Income Taxes

The actual tax benefit for the three months ended March 31, 2003 differs from the “expected” tax benefit (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) primarily as a result of two offsetting factors as described below.

In accordance with SFAS No. 109, no federal income taxes had been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992.  On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. In the quarter ended March 31, 2003 the Company decided to terminate the DISC election and recorded $0.8 million in income tax expense for the taxes due prior to December 31, 1992.

The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the “Service”) and the Company have resolved the Services’ challenge of the Company’s deduction of its investment in Brazil.  As a result, the Company reversed certain tax accruals, resulting in an income tax benefit of $1.1 million.

9.   Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  The Company manages its operations geographically.  Sales are attributed to a region based on the ordering location of the customer.  (Amounts in thousands).

	North America	Latin America	Asia / Pacific	Europe	Corporate	Total

Three months ended March 31, 2003
Total revenues	$18,509	$1,938	$4,919	$1,508	$—	$26,874
Operating income (loss)	1,281	473	567	8	(3,117)	(788)

Three months ended March 31, 2002
Total revenues	$22,225	$1,641	$3,805	$2,579	$—	$30,250
Operating income (loss)	2,930	(8)	494	731	(2,805)	1,342

All intercompany revenues are eliminated in computing revenues and operating income.  The corporate component of operating income represents corporate general and administrative expenses.

10.  Product Warranties

The Company generally warrants its products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  For both of the periods ending March 31, 2003 and December  31, 2002, the Company has accrued $0.3 million for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for the three months ended March 31, 2003 was $0.12 million.  Warranty settlements resulted in a reduction of expenses of $0.02 million for the three months ended March 31, 2002.

11.  Other Guaranties

During the first quarter of 2003, Lancer FBD Partnership, Ltd., of which the Company owns 50%, obtained a $1,500,000 revolving credit facility from a bank.  The Company guaranteed the repayment of the debt.  In accordance with FIN 45, the Company has recorded a liability of $22,500, which represents the estimated cost of the guaranty.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the Company’s Critical Accounting Policies.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

Continuing Operations

Net sales for the three months ended March 31, 2003 were $26.9 million, down 11% from $30.3 million in the same period of 2002.  Sales declined 17% in the North America region.  During the first quarter, certain of the Company’s major customers were engaged in organizational changes.  Those activities had a negative effect on the Company’s sales.  The Company expects sales to the major customer to improve gradually during the second quarter of 2003.  Sales declined 42% in the Europe region, due to production problems with one of the Company’s valve products, and a generally weak market for equipment.  The Company expects the production issues to be resolved during the second quarter.  Sales in the Asia/Pacific region rose 29%.  Incremental business from the Brisbane, Australia service operation acquired by the Company in the second quarter of 2002, and a large project in Australia contributed to the sales strength.  Latin America sales rose 18% on improved sales in Mexico.

Gross margin for the first quarter was 21.6% in 2003, compared to 23.8% in 2002.  Lower factory output caused most of the decline in gross margin, as a significant portion of the Company’s manufacturing costs is fixed.

Selling, general and administrative expenses were $6.6 million in the three months ended March 31, 2003, up from $5.9 million in the same period last year.  Higher employee benefit costs, plus incremental costs associated with the Australian service operation acquired in the second quarter of 2002, caused most of the increase.

Interest expense was $0.2 million in the first quarter of 2003, down from $0.4 million in the 2002 period.  The decline was caused by lower average borrowings combined with lower average interest rates.  Loss from joint ventures rose to $0.2 million in the first quarter of 2003 from $0.1 million in the same quarter of 2002.  The Company’s Lancer FBD Partnership (“Lancer FBD”) which manufactures frozen beverage equipment accounted for most of the loss.  Soft sales and product development expenses contributed to the loss at Lancer FBD.  Demand for Lancer FBD’s products improved significantly late in the first quarter of 2003, and management believes that the entity will contribute to Lancer’s profitability in coming quarters.  Several items affected Lancer’s income tax expense during the first quarter of 2003.  First, the Company recorded a $0.8 million charge to income tax expense stemming from the decision to terminate the DISC election for the Company’s subsidiary that exports from the United States.  Additionally, the Company and the Internal Revenue Service resolved the Service’s challenge of the Company’s deduction of its investment in Brazil.  As a result, Lancer reversed certain tax accruals, resulting in an income tax benefit of $1.1 million.  The Company’s net loss in the first quarter of 2003 was $0.3 million, compared to a net profit of $0.5 million in the first quarter of 2002.

Discontinued Operations

Lancer decided to close its Brazilian subsidiary during the second quarter of 2002.  The Brazilian subsidiary’s results are now classified as discontinued operations.

Revenue from discontinued operations was nil in the first three months of 2003, and $0.1 million in the same period of 2002.  The first quarter loss (net of tax) from discontinued operations was $29 thousand in 2003, and $78 thousand in 2002.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and amounts available under the Company’s existing lines of credit.  The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities.  The Company is in compliance with the financial covenants contained in the credit agreement that governs the Company’s primary credit facilities.

Cash used in operating activities was $2.4 million in the first three months of 2003, compared to $1.2 million of cash provided by operating activities in the same period last year.  The Company made capital expenditures of $1.2 million in the 2003 period, primarily for the expansion of a production facility in Piedras Negras, Mexico, and for equipment and tooling.  The capital spending was financed with bank borrowings.

Accounting Matters

In accordance with SFAS No. 109, no federal income taxes had been provided for the accumulated undistributed earnings of the DISC as of December 31, 1992.  On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. In the quarter ended March 31, 2003 the Company decided to terminate the DISC election and recorded $0.8 million in income tax expense for the taxes due prior to December 31, 1992.

The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the “Service”) and the Company have resolved the Services’ challenge of the Company’s deduction of its investment in Brazil.  As a result, the Company reversed certain tax accruals, resulting in an income tax benefit of $1.1 million.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s market risk factors since December 31, 2002.

Part II – Other Information

Item 4 – Controls and Procedures

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

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated April 29, 2003. The report incorporated the Company’s earnings release for the period ended March 31, 2003.

The Company filed a report on Form 8-K dated May 7, 2003. The report incorporated the Company’s news release announcing a frozen beverage equipment agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION

(Registrant)

May 13, 2003	By:	/s/ GEORGE F. SCHROEDER
George F. Schroeder
Chief Executive Officer

May 13, 2003	By:	/s/ MARK L. FREITAS
Mark L. Freitas
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ MARK L. FREITAS
Mark L. Freitas
Chief Financial Officer