Form 10-K/A
period 2002-12-31
LANCER CORP /TX/
filed 2004-07-01
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        On June 28, 2002, (the last business day of the registrant's most recently completed second fiscal quarter on which the common equity was traded) the aggregate market value of Common Stock held by non-affiliates (based on the closing market price) was $27,058,510. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

        The number of shares of the registrant's common stock outstanding as of March 6, 2003 was 9,345,931.

Reason for Amending the Annual Report on Form 10-K for the Year Ended December 31, 2002

        On February 2, 2004, KPMG, LLP resigned as the independent auditors for Lancer Corporation (the "Company") and subsequently withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. The Company subsequently engaged BDO Seidman, LLP to re-audit the financial statements referenced by such audit reports.

        This amendment to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 (filed with the SEC on March 27, 2003) is being filed in order to (i) replace the Independent Auditors Report signed by KPMG, LLP and dated February 26, 2003 with the Report of Independent Registered Public Accounting Firm, signed by BDO Seidman, LLP and dated June 16, 2004, (ii) revise certain disclosure in the "Notes to the Consolidated Financial Statements" beginning on page F-8, and (iii) provide the consent of BDO Seidman, LLP to incorporate by reference the financial information contained herein into certain of the Company's registration statements.

2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements required to be presented under Item 8 are hereby incorporated by reference to the Financial Statements beginning at page F-1 of this Form 10-K/A (the "Financial Statements").

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this amendment to the Annual Report on Form 10-K:

(1) Financial statements:

  The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Schedule" referenced in Item 8.

(2) Financial statement schedule:

  The financial statement schedule filed as a part of this report is listed in the "Index to Consolidated Financial Statements and Schedule" referenced in Item 8.

(3) Exhibits:

3.1*	Registrants Articles of Incorporation and amendments thereto.
3.2*	Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate, $0.01 par value, of Registrant.
10.1*	Lancer Corporation Profit Sharing Plan.
10.2*	1992 Non-Statutory Stock Option Plan.
10.4*	Master Development Agreement, dated January 12, 1984, between Lancer Corporation and The Coca-Cola Company.
10.5*	Net Lease Agreement, dated July 1, 1974, between Lancer Corporation and Lancer Properties dated as of June 3, 1977.
10.13*	Development and Manufacturing Agreement, dated April 13, 1993, between Lancer Corporation and Packaged Ice, Inc.
10.16*	Form of Nonstatutory Stock Option Agreement under the 1992 Non-Statutory Stock Option Plan.
10.28++	Term A Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis.
10.29++	Term B Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis.
10.30++	Revolving Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis.
10.31++	Acquisition Note, dated July 15,1996, between Lancer Corporation and The Frost National Bank and The Boatmen's National Bank of St. Louis.
10.32++	Stock Pledge, dated July 15,1996, between Lancer Corporation and The Frost National Bank.
10.33++	Parent and Affiliate Guaranties, dated July 15,1996, between Lancer Corporation or its subsidiaries and The Frost National Bank.
10.34#	Lancer Corporation Stock Incentive Plan, Effective Date March 1, 1996.
10.40***	Seventh Amendment and Restated Credit Agreement dated October 26, 2000 between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.

3

10.41***	Security Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.42+	First Amendment to Seventh Amendment and Restated Credit Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.43+	Master Lease and Supplement between The Frost National Bank and Lancer Partnership, Ltd.
10.44+++	Second Amendment to Seventh Amendment and Restated Credit Agreement between Lancer Corporation and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.45+++	Lancer Corporation Stock Option Plan of 2002.
21.1+++	List of Significant Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-82434 filed on Form S-1 with the Securities and Exchange Commission (the "Commission") on August 5, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement with the Commission on August 23, 1994.
++	These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1995, filed with the Commission on August 14, 1995.
#	This exhibit is incorporated by reference to the Exhibit to the Registrant's Proxy dated April 22, 1996, filed with the Commission on April 24, 1996.
##	These exhibits are incorporated by reference to the Exhibit to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998.
###	This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 17, 1998.
**	This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 13, 1999.
***	This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 13, 2000.
+	This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002.
+++	This exhibit is incorporated by reference to the Exhibit to the Registrant's Form 10-K for the year ended December 31, 2002, filed with the Commission on March 27, 2003.

(b) Reports on Form 8-K:

  The Company filed a report on Form 8-K dated February 27, 2003. The report incorporated the Company's earnings release for the period ended December 31, 2002.

  The Company filed a report on Form 8-K dated March 10, 2003. The report incorporated the Company's press release announcing a new Chief Financial Officer.

4

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION
by:	/s/ CHRISTOPHER D. HUGHES Christopher D. Hughes Chief Executive Officer	June 28, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER D. HUGHES Christopher D. Hughes	President and Chief Executive Officer (principal executive officer)	June 28, 2004 Date
/s/ MARK L. FREITAS Mark L. Freitas	Chief Financial Officer (principal financial officer, principal accounting officer)	June 28, 2004 Date
/s/ RICHARD C. OSBORNE Richard C. Osborne	Chairman of the Board	June 28, 2004 Date
/s/ WALTER J. BIEGLER Walter J. Biegler	Director	June 28, 2004 Date
/s/ JEAN M. BRALEY Jean M. Braley	Director	June 28, 2004 Date
/s/ NORBORNE P. COLE, JR. Norborne P. Cole, Jr.	Director	June 28, 2004 Date
/s/ OLIVIA F. KIRTLEY Olivia F. Kirtley	Director	June 28, 2004 Date
/s/ ALFRED A. SCHROEDER Alfred A. Schroeder	Director	June 28, 2004 Date
/s/ GEORGE F. SCHROEDER George F. Schroeder	Director	June 28, 2004 Date

5

LANCER CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

LANCER CORPORATION

        All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Lancer Corporation
San Antonio, Texas

        We have audited the accompanying consolidated balance sheets of Lancer Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three-years in the period ended December 31, 2002. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three-years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        Also in our opinion, the schedule, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," effective January 1, 2002.

/s/ BDO Seidman, LLP BDO Seidman, LLP Dallas, Texas June 16, 2004

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

(Amounts in thousands, except share data)

ASSETS

	2002	2001
Current assets:
Cash	$3,241	$1,849
Receivables:
Trade accounts and notes	17,265	17,781
Other	1,039	850

	18,304	18,631
Less allowance for doubtful accounts	(979)	(467)

Net receivables	17,325	18,164

Inventories, net	29,094	32,160
Prepaid expenses	264	655
Deferred income tax asset	285	211

Total current assets	50,209	53,039

Property, plant and equipment, at cost:
Land	1,432	1,260
Buildings	21,837	21,840
Machinery and equipment	22,073	21,339
Tools and dies	12,137	11,256
Leaseholds, office equipment and vehicles	10,165	9,037
Assets in progress	1,455	1,194

	69,099	65,926
Less accumulated depreciation and amortization	(34,224)	(29,925)

Net property, plant and equipment	34,875	36,001

Long-term receivables ($106 and $407 due from officers, respectively)	127	612
Long-term investments	2,303	2,278
Intangibles and other assets, at cost, less accumulated amortization	5,241	4,674

	$92,755	$96,604

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2002 and 2001

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2002	2001
Current liabilities:
Accounts payable	$10,141	$7,911
Current installments of long-term debt	2,726	2,718
Line of credit with bank	5,000	15,600
Deferred licensing and maintenance fees	1,449	1,295
Accrued expenses and other liabilities	7,977	5,058
Taxes payable	182	1,507

Total current liabilities	27,475	34,089
Deferred income tax liability	2,342	1,421
Long-term debt, excluding current installments	9,808	11,872
Deferred licensing and maintenance fees	2,686	4,478
Other long-term liabilities	293	403

Total liabilities	42,604	52,263

Commitments and contingencies
Minority interest	—	55
Shareholders' equity:
Preferred stock, without par value:
5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value:
50,000,000 shares authorized; 9,396,121 issued and 9,336,931 outstanding in 2002 and 9,127,757 issued and outstanding in 2001	93	91
Additional paid-in capital	12,710	11,943
Accumulated other comprehensive loss	(2,389)	(3,976)
Deferred compensation	(169)	—
Retained earnings	40,234	36,228
Less common stock in treasury, at cost; 59,190 shares in 2002	(328)	—

Total shareholders' equity	50,151	44,286

	$92,755	$96,604

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except share data)

	2002	2001	2000
Net sales	$139,015	$122,745	$111,700
Cost of sales	101,925	95,877	86,642

Gross profit	37,090	26,868	25,058
Selling, general and administrative expenses	27,535	22,235	21,286

Operating income	9,555	4,633	3,772

Other (income) expense:
Interest expense	1,318	3,128	3,243
Loss from joint ventures	653	296	82
Minority interest	(55)	(239)	(248)
Interest and other, net	(649)	(1,049)	(180)

	1,267	2,136	2,897

Income from continuing operations before income taxes	8,288	2,497	875
Income tax expense (benefit):
Current	1,440	1,319	1,292
Deferred	1,229	(401)	(950)

Income tax expense	2,669	918	342

Income from continuing operations	5,619	1,579	533
Discontinued operations:
Gain (loss) from operations of discontinued Brazilian subsidiary (including loss on disposal of $1,760)	(2,442)	(268)	38
Income tax benefit (expense)	829	91	(13)

Earnings (loss) from discontinued operations	(1,613)	(177)	25

Net earnings	$4,006	$1,402	$558

Common Shares and Equivalents Outstanding:
Basic	9,326,529	9,127,062	9,124,857
Diluted	9,433,193	9,314,789	9,290,003
Earnings Per Share:
Basic
Earnings from continuing operations	$0.60	$0.17	$0.06
Loss from discontinued operations	$(0.17)	$(0.02)	$0.00

Net earnings	$0.43	$0.15	$0.06

Diluted
Earnings from continuing operations	$0.60	$0.17	$0.06
Loss from discontinued operations	$(0.17)	$(0.02)	$0.00

Net earnings	$0.43	$0.15	$0.06

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance December 31, 1999	$91	$11,933	$(1,816)	$—	$34,268	$—	$44,476
Comprehensive loss:
Net earnings	—	—	—	—	558	—	558
Cumulative translation adjustment	—	—	(1,393)	—	—	—	(1,393)
Unrealized loss on investment, net of tax	—	—	(108)	—	—	—	(108)

Total comprehensive loss:							(943)

Balance December 31, 2000	91	11,933	(3,317)	—	34,826	—	43,533
Comprehensive income:
Net earnings	—	—	—	—	1,402	—	1,402
Cumulative translation adjustment	—	—	(817)	—	—	—	(817)
Reclassification adjustment for realized loss included in net income, net of tax	—	—	172	—	—	—	172
Unrealized loss on derivative instruments:
Initial loss upon Adoption of SFAS No. 133	—	—	(51)	—	—	—	(51)
Reclassification adjustment for loss included in interest expense	—	—	37	—	—	—	37

Total comprehensive income:							743

Exercise of 2,900 stock options	—	10	—	—	—	—	10

Balance December 31, 2001	91	11,943	(3,976)	—	36,228	—	44,286
Comprehensive income:
Net earnings	—	—	—	—	4,006	—	4,006
Cumulative translation adjustment	—	—	1,567	—	—	—	1,567
Unrealized gain on investment, net of tax	—	—	6	—	—	—	6
Unrealized loss on derivative instruments:
Reclassification adjustment for loss included in interest expense	—	—	14	—	—	—	14

Total comprehensive income:							5,593

Exercise of 268,362 stock options for cash and by surrender of shares	2	372	—	—	—	(328)	46
Compensatory element of stock options granted	—	395	—	(395)	—	—	—
Amortization of deferred compensation	—	—	—	226	—	—	226

Balance December 31, 2002	$93	$12,710	$(2,389)	$(169)	$40,234	$(328)	$50,151

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands)

	2002	2001	2000
Cash flow from operating activities:
Net earnings	$4,006	$1,402	$558
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,959	4,816	4,205
Deferred licensing and maintenance fees	(1,638)	1,126	(472)
Deferred income taxes	844	(453)	(704)
(Gain) loss on sale and disposal of assets	(4)	(6)	10
Writedown of Brazilian assets, net of taxes	1,548	—	—
Stock-based compensation expense	226	—	—
Minority interest	(55)	(239)	(248)
Loss from joint ventures	653	296	82
Impairment of investment	30	279	—
Change in assets and liabilities, net of effects from purchase of subsidiary:
Receivables	1,167	(1,532)	635
Prepaid expenses	391	(13)	(177)
Income taxes receivable	—	—	3,505
Inventories	3,145	7,678	(4,646)
Other assets	(649)	(720)	(365)
Accounts payable	1,857	(868)	409
Accrued expenses	2,502	(239)	1,098
Income taxes payable	(762)	343	584

Net cash provided by operating activities	18,220	11,870	4,474

Cash flow from investing activities:
Proceeds from sale of assets	20	52	2
Acquisition of property, plant and equipment	(3,658)	(3,998)	(5,166)
Acquisition of subsidiary company, net of cash acquired	(252)	—	—
Proceed from (purchase of) long-term investments	(502)	7	209

Net cash (used in) investing activities	(4,392)	(3,939)	(4,955)

Cash flow from financing activities:
Net (repayments) borrowings under line of credit agreements	(10,600)	(5,400)	3,400
Proceeds from issuance of long-term debt	—	697	—
Retirement of long-term debt	(2,056)	(1,960)	(3,075)
Net proceeds from exercise of stock options	46	10	—

Net cash (used in) provided by financing activities	(12,610)	(6,653)	325

Effect of exchange rate changes on cash	174	(200)	(300)
Net increase (decrease) in cash	1,392	1,078	(456)
Cash at beginning of year	1,849	771	1,227

Cash at end of year	$3,241	$1,849	$771

Supplemental cash flow informaton:
Cash paid for interest	$1,658	$2,954	$3,207
Cash paid for (refunded) for income taxes	$1,200	$—	$(3,969)

See accompanying notes to consolidated financial statements

LANCER CORPORATION
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

Concentrations of Credit Risk

        The Company has accounts receivable from customers in the food service and beverage industry and is not concentrated in any specific geographic region. The Company has receivables from one major customer—See Note 13—Segment and Geographic Information. The food and beverage industry may be affected by economic factors, which may impact the account receivable generally; the company does not require collateral from customers.

Accounts Receivable Allowance for Doubtful Accounts

        The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the allowance is based on the Company's prior collection experience. Specific customers' financial strength and circumstance also influence the balance. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The Company has completed its transitional impairment test as described above in the second quarter of 2002, as well as the annual impairment test as of December 31, 2002, and determined that its goodwill was not impaired.

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

        Other intangible assets with definite useful lives are recorded on the basis of cost in accordance with SFAS No. 142, and are amortized on a straight-line basis. The Company assesses the recoverability of its other intangible assets by determining whether the amortization of the intangible balance over its remaining useful life can be recovered through projected undiscounted future cash flows over the remaining amortization period. If projected undiscounted future cash flows indicate that an unamortized intangible asset will not be recovered, an impairment loss is recognized based on projected discounted future cash flows. Cash flow projections are based on trends of historical performance and management's estimate of future performance, given consideration of existing and anticipated competitive and economic conditions.

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

Derivative Instruments

        The Company accounts for derivative instruments using the principles of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of interest rate swap agreements. The Company entered into the swap agreements to effectively fix the interest rate on a portion of its debt in order to lessen the Company's exposure to floating rate debt. Changes in the fair value of those derivatives are recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $0.051 million which is recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months. As of December 31, 2002 and 2001, the fair value of the interest rate swap agreements was a liability of $0.053 million and $0.379 million respectively, which is included in accrued expenses in the accompanying financial statements. During 2002 and 2001, the Company recognized in interest expense $0.014 million and $0.037 million relating to the transition adjustment. Interest expense was reduced by $0.311 million in 2002 and increased by $0.365 million in 2001, relating to the change in the fair value of the interest rate swap agreements.

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

	2002	2001	2000
Net earnings-as reported	$4,006	$1,402	$558
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	$150	$—	$—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(94)	(161)	(167)

Net earnings-pro forma	$4,062	$1,241	$391

Net earnings per basic share-as reported	$0.43	$0.15	$0.06
Net earnings per basic share-pro forma	$0.42	$0.14	$0.04
Net earnings per diluted share-as reported	$0.43	$0.15	$0.06
Net earnings per diluted share-pro forma	$0.41	$0.13	$0.04
Weighted-average fair value of options, granted during the year	$2.88	$2.02	$1.51

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

Impairment of Long-Lived Assets

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not affect the Company's financial statements.

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

Recent Accounting Pronouncements

        SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001 establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

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

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on the Company's financial statements.

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002, amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. The disclosure modifications required for fiscal years ending after December 15, 2002 are included in the notes to these financial statements.

        Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," issued in January 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created and/or obtained after January 31, 2003. The application of this Interpretation is not expected to have a material impact on the Company's financial statements.

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

        Certain information with respect to the discontinued Brazilian operation for the years ended 2002, 2001 and 2000 is as follows (amounts in thousands):

	Years ended December 31,
	2002	2001	2000
Net sales	$466	$1,092	$1,538

Pretax gain (loss) from discontinued operations	(378)	(268)	38
Pretax (loss) on disposal of discontinued operations	(2,064)	—	—
Income tax benefit (expense)	829	91	(13)

Net gain (loss) from discontinued operations	$(1,613)	$(177)	$25

        Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	2002	2001
Current assets	$293	$1,435
Property, plant and equipment, net	29	363
Current liabilities	(1,499)	(1,797)

Net (liabilities) assets of discontinued operation	$(1,177)	$1

3. Investment in Joint Ventures

        The Company's 50% share of net earnings, after elimination of profit in ending inventory, is included in other income. On May 1, 2002, the Company's joint venture that manufactures frozen beverage equipment began selling directly to most third party customers, and paying a commission to the Company $0.1 million for the year ended December 31, 2002. Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers. The joint venture sales to the Company were $3.0 million and $7.7 million for the years ended December 31, 2002 and 2001 respectively. The joint venture purchases from the Company were $0.5 million and $0.7 million for the years ended December 31, 2002 and 2001 respectively. The joint venture had a balance due from (to) the Company of $(0.8) million and $(0.05) million at December 31, 2002 and 2001 respectively.

        The Company's joint venture, Lauch Lancer LLC d.b.a. Moo Technologies, is a developmental stage enterprise that reported an operating loss and no revenue in 2002.

4. Income Taxes

        An analysis of income tax expense (benefit) follows (amounts in thousands):

2002	Current	Deferred	Total
Continuing operations:
Federal	$364	$1,121	$1,485
State	24	—	24
Foreign	1,052	108	1,160

Total	$1,440	$1,229	$2,669

Discontinued operations:
Federal	$(444)	$(385)	$(829)

2001
Continuing operations:
Federal	$362	$(407)	$(45)
State	24	—	24
Foreign	933	6	939

Total	$1,319	$(401)	$918

Discontinued operations:
Federal	$—	$(91)	$(91)

2000
Continuing operations:
Federal	$(64)	$(957)	$(1,021)
State	24	—	24
Foreign	1,332	7	1,339

Total	$1,292	$(950)	$342

Discontinued operations:
Federal	$—	$13	$13

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

        The actual tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (amounts in thousands):

	2002	2001	2000
Computed "expected" tax expense (benefit) from continuing operations	$2,818	$849	$298
Increase (decrease) in taxes resulting from:
Effect of tax credits	(129)	(118)	(144)
Effect of nondeductible expenses	78	44	99
State, net of Federal benefit	16	16	16
Effect of foreign tax rates	(26)	34	83
Other, net	(88)	93	(10)

	$2,669	$918	$342

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

        Actual net Federal income taxes (refunded) paid were approximately $1.2 million, nil and ($3.0) million, for 2002, 2001, and 2000, respectively.

5. Long-term Debt and Line of Credit with Banks

(Amounts in thousands)	2002	2001
$11,487 notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 2.84% at December 31, 2002) through July 15, 2005; secured by substantially all of the Company's assets in the United States	$10,786	$12,724
Debt payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 2.17% at December 31, 2002) through December 31, 2002	1,196	1,196
Capital lease payable to bank, due in monthly installments plus interest of 6.72% through November 1, 2006	552	670

	12,534	14,590
Less current installments of long-term debt	2,726	2,718

	$9,808	$11,872

        The Company also has a $25.0 million revolving credit facility (the "Revolving Facility") from three banks. Borrowings under the Revolving Facility are based on certain percentages of accounts receivable and inventories. The Revolving Facility is collateralized by substantially all of the Company's assets in the United States. Amounts outstanding under the revolving facility were $5.0 million at December 31, 2002 and $15.6 million at December 31, 2001. There was $13.7 million available under the Revolving Facility on December 31, 2002. Interest accrues at a rate based upon either LIBOR or upon the Banks'

prime rate. The weighted average interest rate was 2.55% as of December 31, 2002. The Revolving Facility expires July 15, 2005.

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

$12,534

        To manage its exposure to fluctuations in interest rates, the Company has entered into interest rate swap agreements (the "Swap Agreements") with a notional principal amount of $5.0 million. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating rate debt without the exchange of the underlying principal amounts. The difference paid or received on the swap agreement is recognized as an adjustment to interest expense. The Company's Swap Agreement provides that the Company pay a fixed interest rate of 5.98%, while receiving a floating rate payment equal to the three month LIBOR rate determined on a quarterly basis with settlement occurring on specific dates. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements because of the financial strength of the financial institution involved.

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

        A summary of transactions for all options follows:

		Option Price
	Stock Options	Low		High	Weighted Average
Outstanding at December 31, 1999	542,988	$1.29	-	16.54	$5.30
Granted	225,000	3.57	-	5.00	$3.77
Canceled	(22,950)	3.57	-	13.25	$7.45

Outstanding at December 31, 2000	745,038	$1.29	-	16.54	$4.77
Granted	29,000	5.51	-	6.06	$5.98
Canceled	(168,725)	3.56	-	10.00	$7.31
Exercised	(2,900)	3.57	-	3.57	$3.56

Outstanding at December 31, 2001	602,413	$1.29	-	16.54	$4.12
Granted	110,300	3.60	-	9.00	$5.86
Canceled	(57,700)	3.56	-	16.54	$11.56
Exercised	(268,362)	1.30	-	3.56	$1.40

Outstanding at December 31, 2002	386,651	$3.56	-	13.63	$5.40

        A summary of exercisable options follows:

	Options Outstanding
				Options Excerciable
			Weighted Avg. of Remaining Life (yrs.)
Range of Prices	Number	Weighted Avg. of Exercise Price		Number of Exercisable Options	Weighted Avg. of Exercise Price
2000
$1.0 to 5.0	479,163	$2.45	2.63	300,761	$1.66
$5.1 to 10.0	222,875	$7.82	0.98	191,375	$7.67
$10.1 to 17.0	43,000	$14.88	1.61	32,100	$14.97

2001
$1.0 to 5.0	470,162	$2.43	1.60	340,562	$1.91
$5.1 to 10.0	89,250	$7.89	2.53	46,600	$8.54
$10.1 to 17.0	43,000	$14.88	0.61	40,700	$14.95

2002
$1.0 to 5.0	234,100	$3.88	7.67	128,100	$3.84
$5.1 to 10.0	141,050	$7.27	8.10	64,010	$7.94
$10.1 to 17.0	11,500	$13.52	5.28	11,500	$13.52

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

        In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers' compensation claims. All claims paid under the policy are subject to a deductible of $500,000 to be paid by the Company. Based upon the Company's past experience, management believes that the Company has adequately provided for potential losses. However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company's financial position and its results of operations.

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

10. Acquisitions

        During the second quarter of 2002, the Company acquired certain assets and liabilities of BMS Refrigeration Pty. Ltd., an Australian company, for approximately $0.252 million. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of BMS have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired of $0.126 million has been recorded as goodwill. The operating results of the Company would not have been significantly different had the acquisition occurred at the beginning of 2002.

11. Supplemental Balance Sheet and Income Statement Information

        Inventory components are as follows (amounts in thousands):

	2002	2001
Finished goods	$10,893	$14,350
Work in process	7,647	8,199
Raw material and supplies	10,554	9,611

	$29,094	$32,160

        Accrued expenses consist of the following (amounts in thousands):

	As of December 31,
	2002	2001
Payroll and related expenses	$3,936	$1,786
Commissions	395	499
Health and workers' compensation	909	561
Property taxes	539	297
Interest	339	679
Warranty	526	304
Other taxes	140	109
Other accrued expenses	1,193	823

	$7,977	$5,058

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

(Amounts in thousands)
January 1, 2002	$304
Liabilities accrued for warranties issued during the period	$222
Warranty claims paid during the period	$—

December 31, 2002	$526

13. Contingencies

        The Company is a party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

14. Quarterly Financial Information (Unaudited)

        The fourth quarter of 2002 includes a $0.9 million reversal of sale for product to be returned by a customer in 2003. The fourth quarter of 2001 includes an impairment loss of $0.3 million related to the other than temporary decline in the market value of the Company's investment in Packaged Ice, Inc.

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

Amounts in thousands	North America	Latin America	Asia/Pacific	Brazil	Europe	Corporate	Total
Year ended December 31, 2002
Total revenues	$97,575	13,351	18,555	—	9,534	—	$139,015
Depreciation and amortization	4,525	164	222	—	48		4,959
Operating income	17,430	1,979	1,785	—	1,360	(12,999)	9,555
Identifiable assets at December 31, 2002	66,668	10,194	12,538	322	3,033	—	92,755
Capital expenditures	2,591	487	535	—	45	—	3,658
Year ended December 31, 2001
Total revenues	$87,770	9,816	15,303	—	9,856	—	$122,745
Depreciation and amortization	4,132	170	317	136	61		4,816
Operating income	11,115	587	1,446	—	1,601	(10,116)	4,633
Identifiable assets at December 31, 2001	67,721	13,677	9,080	1,798	4,328	—	96,604
Capital expenditures	3,292	471	221	12	2	—	3,998
Year ended December 31, 2000
Total revenues	$73,373	7,850	19,582	—	10,895	—	$111,700
Depreciation and amortization	3,583	156	342	60	64	—	4,205
Operating income	9,056	827	2,481	—	1,923	(10,515)	3,772
Identifiable assets at December 31, 2000	76,885	9,348	9,522	1,915	4,722	—	102,392
Capital expenditures	3,916	290	471	368	121	—	5,166

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

        The Coca-Cola Company had accounts receivable outstanding of $3.5 million for each of the years ended December 31, 2002 and 2001.

16. Related Party Transactions

Leases

        The Company rents a building, in which portions of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders. The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

Long-term Receivables

        Long-term receivables are interest bearing and include approximately $0.1 and $0.4 million due from officers as of December 31, 2003 and 2002, respectively.

Joint Venture Transactions

        As outlined in Note-3 Investment in Joint Ventures, the Company has sales, purchases and commission transactions between the Company and Lancer FBD Partnership. Ltd.

17. Other Matters

        In June 2003, the Audit Committee of the Company's Board of Directors (the "Audit Committee") began conducting an internal investigation (the "Investigation"). The Investigation was related to allegations raised by a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley. Although the Company was not a defendant to the lawsuit, certain allegations contained in the lawsuit specifically involved the Company. The Investigation was later expanded to include allegations raised in certain press articles.

        The Company's former independent auditors, KPMG LLP, advised that, until the Investigation was complete, they would not be able to complete their review of the Company's consolidated financial statements for the second and third quarters of 2003. Therefore, the Company was unable to file its quarterly reports for the second and third quarters with the Securities and Exchange Commission (the "SEC"). On December 5, 2003, the Company provided financial information for the second and third quarters of 2003 in exhibits to a Form 8-K, in order to provide information to the investing public while the Investigation continued.

        The Company's inability to file its quarterly report for the second quarter of 2003 with the SEC on a timely basis violated the American Stock Exchange ("AMEX") continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. The Company submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. Since the initial acceptance, the Company has had to revise the plan with the approval of AMEX in order to accommodate new developments, including the Company's inability to file its annual report on Form 10-K for 2003 and its quarterly report on Form 10-Q for the first quarter 2004. The plan currently indicates that the Company expects to regain compliance with the listing standards on or near June 30, 2004. By accepting the plan and its revisions, AMEX has provided the Company with an extension of time in order to regain compliance and is allowing the Company to maintain its listing, subject to periodic progress reviews by the AMEX staff. If the Company does not make progress consistent with the plan or regain compliance in a time and manner acceptable to AMEX, the AMEX staff could initiate delisting procedures. The Company intends to make all efforts to comply fully with the plan, although no assurance can be made that it will achieve compliance by the target date or otherwise progress in a manner acceptable to AMEX.

        In August of 2003, the United States Attorney's Office for the Northern District of Georgia (the "US Attorney's Office") informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney's Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could adversely affect the Company's business. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations. This could adversely affect our business, financial condition, operating results, and cash flow.

        On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary of the Investigation findings. On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that they had determined that likely illegal acts, which had been the subject of the Investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company's financial statements. Additionally, KPMG indicated that information had come to their attention that caused them to conclude that the Company's accounting for revenue recognition in connection with sales of equipment to Coca Cola North America Fountain in the years ended December 31, 2001 and 2002 is not correct and has raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from KPMG which outline these assertions and have responded to them in an 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004.

        On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges that during the period October 26, 2000 to February 4, 2004, the defendants engaged in a pattern of fraudulent conduct involving the issuance of a series of false and misleading statements because they materially described inaccurately the nature of Lancer's revenue, with a goal of manipulating the sales of fountain products. The action also alleges that Lancer's public statements failed to fully reveal that it had major manufacturing problems, which resulted in a high defect rate in its products and that Lancer engaged in a fraudulent scheme with its largest customer, to artificially create demand for a new line of soda machine dispensers that Lancer was manufacturing for the customer to sell to its commercial customers. No specific amount of damages has been claimed. Neither the Company nor George F. Schroeder has been served with the lawsuit as of the date of this filing.

SCHEDULE II
RESERVE ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Account	Balance at End of Year
Allowance for doubtful accounts (amounts in thousands):
December 31, 2002	$467	$622	$110	$979
December 31, 2001	$379	$122	$34	$467
December 31, 2000	$414	$66	$101	$379
Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Account	Balance at End of Year
Inventory reserve account (amounts in thousands):
December 31, 2002	$1,478	$3,916	$1,642	$3,752
December 31, 2001	$1,483	$489	$494	$1,478
December 31, 2000	$847	$860	$224	$1,483

QuickLinks

SIGNATURES
LANCER CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LANCER CORPORATION CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Amounts in thousands, except share data) ASSETS
LANCER CORPORATION CONSOLIDATED BALANCE SHEETS (Continued) December 31, 2002 and 2001 (Amounts in thousands, except share data) LIABILITIES AND SHAREHOLDERS' EQUITY
LANCER CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001 and 2000 (Amounts in thousands, except share data)
LANCER CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years ended December 31, 2002, 2001 and 2000 (Amounts in thousands, except share data)
LANCER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000 (Amounts in thousands)
LANCER CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II RESERVE ACCOUNTS