Form 10-Q/A
period 2003-03-31
LANCER CORP /TX/
filed 2004-07-01
CIK 768162

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

Reason for Amending the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003

        During the first quarter of 2003, the Internal Revenue Service completed its audit of the Company's deduction of its investment in Brazil, and other matters. As a result, the Company reversed certain tax accruals in the three months ended March 31, 2003, resulting in an income tax benefit included in continuing operations of $1.1 million. The Company has since determined that the reversal of $0.7 million of the accruals related to the Brazilian operations should be reclassified as a tax benefit from discontinued operations. We are therefore filing this amendment to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 and filed with the Securities and Exchange Commission on May 14, 2003 to reflect the reclassification in both Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations". The reclassification has no effect on the net loss of $0.3 million, or $0.03 per share, as reported in the first quarter of 2003. The reclassification does, however, change the loss from continuing operations from $0.3 million, or $0.03 per share, to $1.0 million, or $0.11 per share. Loss from discontinued operations changes from $29 thousand, or $0.00 per share, to income of $0.7 million, or $0.08 per share, in the first quarter of 2003.

Part I—Financial Information

Item 1—Financial Statements

LANCER CORPORATION
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

LANCER CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Accounts payable	$8,606	$10,141
Current installments of long-term debt	2,729	2,726
Line of credit with bank	7,000	5,000
Deferred licensing and maintenance fees	1,463	1,449
Accrued expenses and other liabilities	6,944	7,977
Taxes payable	—	182

Total current liabilities	26,742	27,475
Deferred tax liability	2,289	2,342
Long-term debt, excluding current installments	9,424	9,808
Deferred licensing and maintenance fees	2,642	2,686
Other long-term liabilities	257	293

Total liabilities	41,354	42,604

Commitments and contingencies
Minority interest	—	—
Shareholders' equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: 50,000,000 shares authorized; 9,409,319 issued and 9,346,709 outstanding in 2003, and 9,396,121 issued and 9,336,931 outstanding in 2002	93	93
Additional paid-in capital	12,781	12,710
Accumulated other comprehensive loss	(1,716)	(2,389)
Deferred compensation	(141)	(169)
Retained earnings	39,917	40,234
Less common stock in treasury, at cost; 62,610 shares in 2003 and 59,190 shares in 2002	(360)	(328)

Total shareholders' equity	50,574	50,151

	$91,928	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$26,874	$30,250
Cost of sales	21,080	23,041

Gross profit	5,794	7,209
Selling, general and administrative expenses	6,582	5,867

Operating (loss) income	(788)	1,342

Other (income) expense:
Interest expense	168	431
Loss from joint ventures	226	92
Minority interest	—	(44)
Other income, net	(201)	(53)

	193	426

(Loss) income from continuing operations before income taxes	(981)	916
Income tax (benefit) expense:
Current	(139)	331
Deferred	168	4

	29	335

(Loss) income from continuing operations	(1,010)	581
Discontinued operations
Loss from operations of discontinued Brazilian subsidiary	44	118
Income tax benefit	(737)	(40)

(Income) Loss from discontinued operations	(693)	78

Net (loss) earnings	$(317)	$503

Common Shares Outstanding:
Basic	9,345,331	9,303,771
Diluted	9,345,331	9,388,797
Earnings Per Share:
Basic
Earnings from continuing operations	$(0.11)	$0.06
Loss from discontinued operations	$0.08	$(0.01)

Net (loss) earnings	$(0.03)	$0.05

Diluted
Earnings from continuing operations	$(0.11)	$0.06
Loss from discontinued operations	$0.08	$(0.01)

Net (loss) earnings	$(0.03)	$0.05

See accompanying notes to consolidated financial statements.

LANCER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flow from operating activities:
Net (loss) earnings	$(317)	$503
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,286	1,173
Deferred licensing and maintenance fees	(30)	(208)
Deferred income taxes	10	4
(Gain) loss on sale and disposal of assets	(11)	3
Minority interest	—	(44)
Loss from joint ventures	226	92
Stock-based compensation expense	28	—
Changes in assets and liabilities:
Receivables	1,851	(2,556)
Prepaid expenses	(759)	(262)
Income taxes receivable	(1,444)	—
Inventories	(19)	(443)
Other assets	(128)	(162)
Accounts payable	(1,818)	2,690
Accrued expenses	(1,113)	362
Income taxes payable	(182)	78

Net cash (used in) provided by operating activities	(2,420)	1,230

Cash flow from investing activities:
Proceeds from sale of assets	11	2
Acquisition of property, plant and equipment	(1,214)	(467)
Proceed from (purchase of) long-term investments	—	(370)

Net cash used in investing activities	(1,203)	(835)

Cash flow from financing activities:
Net borrowings under line of credit agreements	2,000	200
Retirement of long-term debt, net of proceeds	(381)	(377)
Net proceeds from exercise of stock options	69	14

Net cash provided by (used in) financing activities	1,688	(163)

Effect of exchange rate changes on cash	81	62

Net (decrease) increase in cash	(1,854)	294
Cash at beginning of period	3,241	1,849

Cash at end of period	$1,387	$2,143

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

2. New Accounting Pronouncements

        SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001 establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company adopted the provisions of SFAS No. 143 for the quarter ended March 31, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial statements.

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

        Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," issued in January 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created and/or obtained after January 31, 2003. The application of this Interpretation did not have a material impact on the Company's financial statements.

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

        Certain information with respect to the discontinued Brazilian operation for the three months ended March 31, 2003 and 2002 is as follows (amounts in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$—	$130

Pretax loss from discontinued operations	44	118
Income tax benefit	(737)	(40)

Net (income) loss from discontinued operations	$(693)	$78

        During the first quarter of 2003, the Internal Revenue Service completed its audit of the Company's deduction of its investment in the Brazilian operations, and other matters. As a result, the Company reversed certain tax accruals resulting in a tax benefit of $0.7 million from discontinued operations.

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

8. Income Taxes

        The actual tax benefit for the three months ended March 31, 2003 differs from the "expected" tax benefit (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) primarily as a result of two offsetting factors as described below.

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

        The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the "Service") and the Company have resolved the Services' challenge of the Company's deduction of its investment in Brazil. As a result, the Company reversed certain tax accruals, resulting in an income tax benefit of $0.4 million to continuing operations, and $0.7 million to discontinued operations.

9. Segment and Geographic Information

        The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer. (Amounts in thousands).

	North America	Latin America	Asia / Pacific	Europe	Corporate	Total
Three months ended March 31, 2003
Total revenues	$18,509	$1,938	$4,919	$1,508	$—	$26,874
Operating income (loss)	1,287	473	556	8	(3,112)	(788)
Three months ended March 31, 2002
Total revenues	$22,225	$1,641	$3,805	$2,579	$—	$30,250
Operating income (loss)	2,930	(8)	494	731	(2,805)	1,342

        All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

10. Product Warranties

        The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time from the date of sale. The Company has accrued $0.6 million and $0.5 million for estimated product warranty claims for the periods ending March 31, 2003 and December 31, 2002, respectively. The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months ended March 31, 2003 was $0.12 million. Warranty settlements resulted in a reduction of expenses of $0.02 million for the three months ended March 31, 2002.

11. Other Guaranties

        During the first quarter of 2003, Lancer FBD Partnership, Ltd., of which the Company owns 50%, obtained a $1,500,000 revolving credit facility from a bank. The Company guaranteed the repayment of the debt. In accordance with FIN 45, the Company has recorded a liability of $22,500, which represents the estimated cost of the guaranty.

12. Other Matters

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

Critical Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the Company's Critical Accounting Policies.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

Continuing Operations

        Net sales for the three months ended March 31, 2003 were $26.9 million, down 11% from $30.3 million in the same period of 2002. Sales declined 17% in the North America region. During the first quarter, certain of the Company's major customers were engaged in organizational changes. Those activities had a negative effect on the Company's sales. The Company expects sales to the major customer to improve gradually during the second quarter of 2003. Sales declined 42% in the Europe region, due to production problems with one of the Company's valve products, and a generally weak market for equipment. The Company expects the production issues to be resolved during the second quarter. Sales in the Asia/Pacific region rose 29%. Incremental business from the Brisbane, Australia service operation acquired by the Company in the second quarter of 2002, and a large project in Australia contributed to the sales strength. Latin America sales rose 18% on improved sales in Mexico.

        Gross margin for the first quarter was 21.6% in 2003, compared to 23.8% in 2002. Lower factory output caused most of the decline in gross margin, as a significant portion of the Company's manufacturing costs is fixed.

        Selling, general and administrative expenses were $6.6 million in the three months ended March 31, 2003, up from $5.9 million in the same period last year. Higher employee benefit costs, plus incremental costs associated with the Australian service operation acquired in the second quarter of 2002, caused most of the increase.

        Interest expense was $0.2 million in the first quarter of 2003, down from $0.4 million in the 2002 period. The decline was caused by lower average borrowings combined with lower average interest rates. Loss from joint ventures rose to $0.2 million in the first quarter of 2003 from $0.1 million in the same quarter of 2002. The Company's Lancer FBD Partnership ("Lancer FBD") which manufactures frozen beverage equipment accounted for most of the loss. Soft sales and product development expenses contributed to the loss at Lancer FBD. Demand for Lancer FBD's products improved significantly late in the first quarter of 2003, and management believes that the entity will contribute to Lancer's profitability in coming quarters. Several items affected Lancer's income tax expense during the first quarter of 2003. First, the Company recorded a $0.8 million charge to income tax expense stemming from the decision to terminate the DISC election for the Company's subsidiary that exports from the United States. Additionally, the Internal Revenue Service completed its audit of the Company's deduction of its investment in Brazil, and other matters. As a result, Lancer reversed certain tax accruals, resulting in an income tax benefit of $0.4 million. The Company's net loss in the first quarter of 2003 was $1.0 million, compared to a net profit of $0.5 million in the first quarter of 2002.

Discontinued Operations

        Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

        Revenue from discontinued operations was nil in the first three months of 2003, and $0.1 million in the same period of 2002. The Company's reversal of accruals following the completion of the Internal Revenue Service audit mentioned above resulted in an income tax benefit from discontinued operations of $0.7 million. The first quarter income (net of tax) from discontinued operations was $0.7 million in 2003, compared to a loss of $78 thousand in 2002.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities. The Company is in compliance with the financial covenants contained in the credit agreement that governs the Company's primary credit facilities.

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

(a)
The Company elected to treat the Brazilian subsidiary as a partnership for U.S. tax purposes for the year ended December 31, 1999. This election has enabled the Company to recognize for U.S. income tax purposes a loss of $7.7 million on its investment in the Brazilian operation. The Internal Revenue Service (the "Service") and the Company have resolved the Services' challenge of the Company's deduction of its investment in Brazil. As a result, the Company reversed certain tax accruals, resulting in an income tax benefit of $1.1 million.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  31.1
  Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2
  Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1
  Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K:

    The Company filed a report on Form 8-K dated April 29, 2003. The report incorporated the Company's earnings release for the period ended March 31, 2003.

    The Company filed a report on Form 8-K dated May 7, 2003. The report incorporated the Company's news release announcing a frozen beverage equipment agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)

June 28, 2004	By:	/s/ CHRISTOPHER D. HUGHES Christopher D. Hughes Chief Executive Officer
June 28, 2004	By:	/s/ MARK L. FREITAS Mark L. Freitas Chief Financial Officer

QuickLinks

  Part I—Financial Information
  Item 1—Financial Statements
LANCER CORPORATION CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data) ASSETS
LANCER CORPORATION CONSOLIDATED BALANCE SHEETS (continued) (Amounts in thousands, except share data) LIABILITIES AND SHAREHOLDERS' EQUITY
LANCER CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share data)
LANCER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)
LANCER CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES