Form 10-Q
period 2003-06-30
LANCER CORP /TX/
filed 2004-07-01
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended June 30, 2003	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1591073 (IRS employer identification no.)
6655 Lancer Blvd., San Antonio, Texas (Address of principal executive offices)	78219 (Zip Code)

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

Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of June 22, 2004
Common stock, par value $.01 per share	9,432,121

Part I—Financial Information

Item 1—Financial Statements

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

ASSETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash	$2,137	$3,241
Receivables:
Trade accounts and notes	17,313	17,265
Other	1,141	1,039

	18,454	18,304
Less allowance for doubtful accounts	(770)	(979)

Net receivables	17,684	17,325
Inventories	28,019	29,094
Prepaid expenses	1,028	264
Tax refund receivable	955	—
Deferred tax asset	226	285

Total current assets	50,049	50,209

Property, plant and equipment, at cost:
Land	1,432	1,432
Buildings	21,850	21,837
Machinery and equipment	22,616	22,073
Tools and dies	12,384	12,137
Leaseholds, office equipment and vehicles	10,992	10,165
Assets in progress	2,239	1,455

	71,513	69,099
Less accumulated depreciation and amortization	(36,715)	(34,224)

Net property, plant and equipment	34,798	34,875

Long-term receivables ($35 and $106 due from officers, respectively)	51	127
Long-term investments	1,647	2,303
Intangibles and other assets, at cost, less accumulated amortization	5,311	5,241

	$91,856	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Accounts payable	$8,640	$10,141
Current installments of long-term debt	2,731	2,726
Line of credit with bank	7,000	5,000
Deferred licensing and maintenance fees	1,418	1,449
Accrued expenses and other liabilities	7,250	7,977
Taxes payable	—	182

Total current liabilities	27,039	27,475
Deferred tax liability	1,571	2,342
Long-term debt, excluding current installments	9,039	9,808
Deferred licensing and maintenance fees	2,382	2,686
Other long-term liabilities	220	293

Total liabilities	40,251	42,604

Commitments and contingencies
Minority interest	—	—
Shareholders' equity:
Preferred stock, without par value
5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value:
50,000,000 shares authorized; 9,425,121 issued and 9,360,895 outstanding in 2003, and 9,396,121 issued and 9,336,931 outstanding in 2002	94	93
Additional paid-in capital	12,845	12,710
Accumulated other comprehensive loss	(994)	(2,389)
Deferred compensation	(127)	(169)
Retained earnings	40,147	40,234
Less common stock in treasury, at cost; 64,226 shares in 2003 and 59,190 shares in 2002	(360)	(328)

Total shareholders' equity	51,605	50,151

	$91,856	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$29,370	$37,306	$56,244	$67,556
Cost of sales	21,680	27,574	42,760	50,616

Gross profit	7,690	9,732	13,484	16,940
Selling, general and administrative expenses	6,692	6,585	13,274	12,454

Operating income	998	3,147	210	4,486

Other (income) expense:
Interest expense	156	382	324	842
Loss from joint ventures	261	46	487	138
Minority interest	—	(11)	—	(55)
Other income, net	(25)	(224)	(226)	(307)

	392	193	585	618

Income (loss) from continuing operations before income taxes	606	2,954	(375)	3,868
Income tax expense (benefit):
Current	1,020	938	881	1,269
Deferred	(694)	101	(526)	105

	326	1,039	355	1,374

Income (loss) from continuing operations	280	1,915	(730)	2,494
Discontinued operations:
Loss from operations of discontinued Brazilian subsidiary	76	2,020	120	2,138
Income tax benefit	(26)	(687)	(763)	(727)

(Income) loss from discontinued operations	50	1,333	(643)	1,411

Net earnings (loss)	$230	$582	$(87)	$1,083

Common Shares Outstanding:
Basic	9,353,706	9,332,135	9,349,542	9,318,031
Diluted	9,449,974	9,408,263	9,349,542	9,398,304
Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$0.03	$0.20	$(0.08)	$0.27
Earnings (loss) from discontinued operations	$(0.01)	$(0.14)	$0.07	$(0.15)

Net earnings (loss)	$0.02	$0.06	$(0.01)	$0.12

Diluted
Earnings (loss) from continuing operations	$0.03	$0.20	$(0.08)	$0.27
Earnings (loss) from discontinued operations	$(0.01)	$(0.14)	$0.07	$(0.15)

Net earnings (loss)	$0.02	$0.06	$(0.01)	$0.12

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flow from operating activities:
Net (loss) earnings	$(87)	$1,083
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,797	2,480
Deferred licensing and maintenance fees	(335)	(898)
Deferred income taxes	(685)	105
Loss (gain) on sale and disposal of assets	55	(11)
Gain on sale of long-term investment	(220)
Minority interest	—	(55)
Loss from joint ventures	487	138
Loss on disposal of discontinued Brazilian subsidiary, net of taxes	—	1,162
Stock-based compensation expense	42	—
Changes in assets and liabilities:
Receivables	467	(5,657)
Prepaid expenses	(548)	(139)
Income taxes receivable	(955)	—
Inventories	1,789	2,373
Other assets	(310)	(387)
Accounts payable	(2,201)	3,583
Accrued expenses	(1,097)	1,500
Income taxes payable	(168)	503

Net cash (used in) provided by operating activities	(969)	5,780

Cash flow from investing activities:
Proceeds from sale of assets	15	18
Acquisition of property, plant and equipment	(2,104)	(1,507)
Acquisition of subsidiary company	—	(252)
Proceeds from sale (purchase) of long-term investments	318	(360)

Net cash used in investing activities	(1,771)	(2,101)

Cash flow from financing activities:
Net borrowings under line of credit agreements	2,000	(2,400)
Retirement of long-term debt, net of proceeds	(764)	(1,294)
Net proceeds from exercise of stock options	135	34

Net cash provided by (used in) financing activities	1,371	(3,660)

Effect of exchange rate changes on cash	265	27

Net (decrease) increase in cash	(1,104)	46
Cash at beginning of period	3,241	1,849

Cash at end of period	$2,137	$1,895

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

        Lancer Corporation (the "Company") designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. The Company sells its products through Company personnel, and through independent distributors and agents, principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries and food service chains for use in various food and beverage operations. Lancer is a vertically integrated manufacturer, fabricating a significant portion of the components used in Company products. Lancer was incorporated in Texas in 1967.

        Management believes all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-K.

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

        Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," issued in January 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created and/or obtained after January 31, 2003. The application of this Interpretation did not have an impact on the Company's financial statements.

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," issued in April 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of SFAS No. 149 will not have a material impact on the Company's financial statements.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes the adoption of SFAS No. 150 will not have a material impact on the Company's financial statements.

3.     Discontinued Operations

        During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations in the Consolidated Statements of Operations.

        Certain information with respect to the discontinued Brazilian operation for the three months and six months ended June 30, 2003 and 2002 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$—	$87	$—	$216

Pretax loss from discontinued operations	76	260	120	378
Pretax loss on disposal of discontinued operations, net of tax	—	1,760	—	1,760
Income tax benefit	(26)	(687)	(763)	(727)

(Income) loss from discontinued operations	$50	$1,333	$(643)	$1,411

        During the first quarter of 2003, the Internal Revenue Service completed its audit of the Company's deduction of its investment in the Brazilian operations, and other matters. As a result, the Company reversed certain tax accruals resulting in a tax benefit of $0.7 million from discontinued operations.

        Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
Current assets	$17	$293
Property, plant and equipment, net	—	29
Current liabilities	(1,230)	(1,499)

Net liabilities of discontinued operation	$(1,213)	$(1,177)

        Current liabilities as of June 30, 2003 include a $1.2 million note payable to the seller of the Company's Brazilian operation. The note payable is more fully described in the Liquidity and Capital Resources section of Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

4.     Inventory Components

        Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
Finished goods	$10,111	$10,893
Work in process	7,621	7,647
Raw material and supplies	10,287	10,554

	$28,019	$29,094

5.     Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 96,268 and 76,128 for the three months ended June 30, 2003 and 2002. Basic and diluted earnings per share are the same for the six months ended June 30, 2003. The dilutive effect of stock options approximated 80,273 shares for the six months ended June 30, 2002.

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

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002
Net earnings (loss)—as reported	$230	$582		$(87)	$1,083
Add: Total stock-based compensation expense determined under intrinsic value method, net of tax	10	—		28	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(31)	(21)		(58)	(44)

Net earnings (loss)—pro forma	$209	$561		$(117)	$1,039

Net earnings (loss) per basic share—as reported	$0.02	$0.06		$(0.01)	$0.12
Net earnings (loss) per basic share—pro forma	$0.02	$0.06		$(0.01)	$0.11
Net earnings (loss) per diluted share—as reported	$0.02	$0.06		$(0.01)	$0.12
Net earnings (loss) per diluted share—pro forma	$0.02	$0.06		$(0.01)	$0.11
Weighted-average fair value of options granted during the period	$3.51	$—	(1)	$4.16	$2.09

        The fair value of each option granted in the three and six months ended June 30, 2003 and 2002, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002
Expected life (years)	7	—	(1)	7	5
Interest rate	3.3%	—	(1)	3.3%	3.0%
Volatility	47.2%	—	(1)	47.2%	42.9%
Dividend yield	—	—		—	—

(1)
No options were granted during the three months ended June 30, 2002.

7.     Comprehensive Income

        The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net earnings (loss)	$230	$582	$(87)	$1,083
Foreign currency translation gain:
Foreign currency gain arising during the period	769	314	1,400	624
Reclassification adjustment for losses included in discontinued operations	—	892	—	892

Net foreign currency translation gain	769	1,206	1,400	1,516
Unrealized (loss) gain on investment:
Unrealized (loss) gain on investment, net of tax, arising during the period	—	11	40	(3)
Reclassification adjustment for gain included in other income	(45)	—	(45)	—
Unrealized loss on derivative instruments:
Reclassification adjustment for loss included in interest expense	—	5	—	10

Comprehensive income	$954	$1,804	$1,308	$2,606

        Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency gains, unrealized (gain) loss on investment and unrealized loss on derivative instruments.

8.     Income Taxes

        The actual tax benefit for the six months ended June 30, 2003 differs from the "expected" tax benefit (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) primarily as a result of the factors described below.

        In accordance with SFAS No. 109, no federal income taxes had been provided for the accumulated undistributed earnings of the Company's Domestic International Sales Corporation (the "DISC") as of

December 31, 1992. On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. During the three months ended March 31, 2003, the Company decided to terminate the DISC election and recorded $0.8 million in income tax expense for the taxes due prior to December 31, 1992.

        During the first quarter of 2003, the Internal Revenue completed its audit of the Company's deduction of its investment in Brazil, and other issues. As a result, the Company reversed certain tax accruals in the three months ended March 31, 2003, resulting in an income tax benefit of $1.1 million. Of this benefit, $0.7 million related to the Brazilian operations is classified as a tax benefit from discontinued operations, and $0.4 million is classified as a tax benefits from continuing operations.

        The Company also made certain additional adjustments in the three months ended June 30, 2003 following the filing of the Company's 2002 income tax return, resulting in additional income tax expense of $0.1 million. During the six months ended June 30, 2003 the Service completed its examination of the Company's income tax return for the year ended December 31, 1999.

9.     Segment and Geographic Information

        The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer.

	North America	Latin America	Asia/ Pacific	Europe	Corporate	Total
	(Amounts in Thousands)
Three months ended June 30, 2003
Total revenues	$20,704	$1,753	$4,774	$2,139	$—	$29,370
Operating income (loss)	4,020	(27)	36	246	(3,277)	998
Three months ended June 30, 2002
Total revenues	$27,452	$3,132	$3,702	$3,020	$—	$37,306
Operating income (loss)	5,185	376	107	755	(3,276)	3,147
Six months ended June 30, 2003
Total revenues	$39,212	$3,691	$9,694	$3,647	$—	$56,244
Operating income (loss)	5,300	446	604	254	(6,394)	210
Six months ended June 30, 2002
Total revenues	$49,677	$4,773	$7,507	$5,599	$—	$67,556
Operating income (loss)	8,115	368	601	1,486	(6,084)	4,486

        All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

10.   Product Warranties

        The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time from the date of sale. The Company has accrued for estimated product warranty claims $0.8 million and $0.5 million as of June 30, 2003 and December 31, 2002, respectively. The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs. Warranty expense for the three and six months ended June 30, 2003 was $0.34 million and $0.46 million, respectively. Warranty settlements resulted in a reduction of expenses of $0.04 million and $0.06 million for the three and six months ended June 30, 2002.

Amounts in thousands
January 1, 2003	$526
Liabilities accrued for warranties issued during the period	277
Warranty claims paid during the period	(26)

June 30, 2003	777

11.   Other Guaranties

        During the first quarter of 2003, Lancer FBD Partnership, Ltd., of which the Company owns 50%, obtained a $1,500,000 revolving credit facility from a bank. The Company guaranteed the repayment of the debt. In accordance with FIN 45, the Company has recorded a liability of $22,500, which represents the estimated value of the guaranty.

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

        On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary of the Investigation findings. On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that they had determined that likely illegal acts, which had been the subject of the Investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company's financial statements. Additionally, KPMG indicated that information had come to their attention that caused them to conclude that the Company's accounting for revenue recognition in connection with sales of equipment to Coca Cola North America Fountain in the years ended December 31, 2001 and 2002 is not correct and has raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from KPMG which outline these assertions and have responded to them in a Form 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004, which have also been filed hereto as Exhibits 99.1, 99.2 and 99.3.

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

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company's expectations of future financial results. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain and the Company can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to:

  •
  general economic trends;

  •
  ability to service our debt;

  •
  availability of capital sources;

  •
  currency fluctuations;

  •
  fluctuations in operating costs;

  •
  competitive practices in the industry in which we compete;

  •
  changes in labor conditions;

  •
  our capital expenditure requirements;

  •
  technological changes and innovations;

  •
  legislative or regulatory requirements;

  •
  operating changes and product needs of our main customer, The Coca-Cola Company;

  •
  the results of the SEC and US Attorney investigations;

  •
  losses from litigation, including the current purported class action; and

  •
  All other factors described herein under "Risk Factors."

        These and other factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

        The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

        The following discussion should be read in connection with the Company's Consolidated Financial Statements, related notes and other financial information included elsewhere in this document.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

Continuing Operations

Revenues by Geographic Segment
(Amounts in thousands)

	Three months ended June 30,
	2003	2002	% change
North America	$20,704	27,452	-25%
Latin America	$1,753	3,132	-44%
Asia/ Pacific	$4,774	3,702	29%
Europe	$2,139	3,020	-29%

Total	$29,370	37,306	-21%

        Revenues.    Net sales for the second quarter ended June 30, 2003 were $29.4 million, down 21% from sales in the second quarter of 2002. Currency exchange rate fluctuations had a positive impact of 2% on net sales during the 2003 period. In the North America region, sales for the 2003 declined 25% from the same period in 2002 due to weak overall conditions in the foodservice equipment industry, which decreased demand for Lancer products. In the Europe region, sales for the 2003 period declined by 29% despite exchange rate movements that had a positive impact of 14%. The sales decline was caused by soft demand for fountain equipment, combined with production problems with one of the Company's valve products. In the Latin America region, sales fell 44%. Exchange rate fluctuations had a negative impact on sales of 5%. The sales decline in the Latin America region was mainly due to lower sales in Mexico, where the Company was unable to replicate a strong sales performance in the second quarter of 2002. Much of the Latin America region continues to experience significant general economic difficulties. In the Asia/Pacific region, sales increased 29% during the 2003 period, including the positive effect of 16% from exchange rate fluctuations. The sales improvement was due largely to incremental business from the Brisbane, Australia service operation that the Company acquired in the second quarter of 2002. Looking forward, Lancer does not expect third and fourth quarter consolidated net sales to match the same levels that were achieved in the same periods in 2002.

        Gross Margin.    Gross margin was 26.2% in the second quarter of 2003, compared to 26.1% in the same period of 2002. The Company reduced manufacturing spending in response to lower demand, which offset the negative impact of lower factory output. Also during the quarter, the Company increased its warranty reserve, which resulted in additional warranty expense of $0.3 million.

        Operating Expenses.    Selling, general and administrative expenses were $6.7 million in the second quarter of 2003, up from $6.6 million in the same period of 2002. The increase was due to the strengthening of foreign currencies versus the US dollar, higher spending on research and development, and higher amortization expense stemming from the abandonment of certain patents. In response to improvements caused in part by better credit management, the Company lowered its allowance for doubtful accounts during the period. The change reduced selling, general and administrative expenses by $0.2 million.

Non-Operating Income/Expenses

  •
  Interest expense was $0.2 million in the second quarter of 2003, down from $0.4 million in the second quarter last year. The decline was caused by lower average borrowings by the Company, combined with lower average interest rates attached to those borrowings.

  •
  Loss from joint ventures rose to $0.3 million in the second quarter of 2003 from $46 thousand in the same period of 2002. A provision for impaired inventory at the Company's 50% owned joint venture Lancer FBD Partnership, Ltd. ("Lancer FBD") accounted for most of the loss.

  •
  The Company sold its holdings of common stock in Packaged Ice, Inc. during the second quarter 2003, resulting in a gain of $0.2 million.

  •
  The effective income tax rate was 53.8% in the 2003 period, up from 35.2% in 2002. The Company made certain adjustments in the second quarter of 2003 following the filing of the Company's 2002 income tax return. The adjustments resulted in additional income tax expense of $0.1 million.

        Income from Continuing Operations.    The Company's income from continuing operations was $0.3 million in the second quarter of 2003, compared to $1.9 million in the second quarter of 2002, mainly due to the decline in the Company's net sales in 2003.

Discontinued Operations

        Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

        Revenue from discontinued operations was nil in the second quarter of 2003, and $0.1 million in the same period of 2002. In the second quarter of 2002, the Company's $2.0 million loss from operations of the discontinued Brazilian subsidiary included $1.8 million for the estimated loss from disposal of discontinued operations. The second quarter loss (net of tax) from discontinued operations was $0.1 million in 2003, and $1.3 million in 2002.

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

Continuing Operations

Revenues by Geographic Segment
(Amounts in thousands)

	Six months ended June 30,
	2003	2002	% change
North America	$39,212	49,677	-21%
Latin America	$3,691	4,773	-23%
Asia/ Pacific	$9,694	7,507	29%
Europe	$3,647	5,599	-35%

Total	$56,244	67,556	-17%

        Revenues.    Net sales for the six-month period ended June 30, 2003 were $56.2 million, down 17% from sales in the same period of 2002. Currency exchange rate fluctuations had a positive impact on net sales of 2%. In the North America region sales for the 2003 period declined 21% from the same period in 2002, due to generally weak overall market conditions in the foodservice equipment industry, which decreased the demand for Lancer products, and to certain customer restructuring activities early in 2003. In the Europe region, sales for the 2003 period declined by 35% despite a positive impact of 12% from exchange rate fluctuations. The sales decline was caused by poor demand for fountain equipment in the region, combined with production problems with one of the Company's valve products. In Latin America, sales fell 23% compared to the same period in 2002. The decline in sales was mainly due to lower sales of the Company's products in Mexico, where the Company had produced strong sales in the same period of 2002. General economic conditions remain difficult throughout much of the Latin America region. In the Asia/Pacific region, sales increased 29% for the 2003 period, due largely to incremental business from the Brisbane, Australia service operation which the Company acquired in the second quarter of 2002. Asia/Pacific sales benefited from a 16% positive impact from exchange rate fluctuations.

        Gross Margin.    Gross margin was 24.0% in the first half of 2003, and 25.1% in the same period of 2002. A more favorable product mix in the 2003 period only partially offset the impact of lower factory output. Also, the Company increased its warranty reserve during the first six months of 2003, which resulted in additional warranty expense of $0.3 million.

        Operating Expenses.    Selling, general and administrative expenses were $13.3 million in the first half of 2003, up from $12.5 million in the same period of 2002. Approximately $0.4 million of the increase is due to the strengthening of foreign currencies versus the US dollar. The remainder of the increase is due to higher spending on research and development and higher amortization expense stemming from the abandonment of certain patents. In response to improvements caused in part by better credit management, the Company lowered its allowance for doubtful accounts during the period. The change reduced selling, general and administrative expenses by $0.2 million.

Non-Operating Income/Expenses

  •
  Interest expense was $0.3 million in the first six months of 2003, down from $0.8 million in the same period of 2002. The decline was caused by lower average borrowings by the Company, combined with lower average interest rates attached to those borrowings.

  •
  Loss from joint ventures rose to $0.5 million in the first half of 2003 from $0.1 million in the same period of 2002. A provision for impaired inventory relating to frozen uncarbonated beverage equipment at the Company's 50% owned joint venture Lancer FBD accounted for much of the loss in 2003.

  •
  The Company sold its holdings of common stock in Packaged Ice, Inc. during the 2003 period, resulting in a gain of $0.2 million.

  •
  The Company recorded a $0.8 million charge to income tax expense stemming from the decision to terminate the DISC election for the Company's subsidiary that exports products from the United States. Additionally, the Internal Revenue Service completed its audit of the Company's deduction of its investment in Brazil, and other matters. As a result of the resolution, Lancer reversed certain tax accruals, resulting in an income tax benefit of $0.4 million.

        Loss from Continuing Operations.    The loss from continuing operations was $0.7 million in the first six months of 2003, compared with income from continuing operations of $2.5 million in the same period of 2002, mainly due to the Company's decline in net sales in the first half of 2003.

Discontinued Operations

        Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

        Revenue from discontinued operations was nil in the first half of 2003, and $0.2 million in the first half of 2002. During the first half of 2002, the Company's $2.0 million loss from operations of the discontinued Brazilian subsidiary included $1.8 million for the estimated loss from disposal of discontinued operations. During the first quarter of 2003, the Internal Revenue Service completed its audit of the Company's deduction of its investment in Brazil, and other matters. As a result of the resolution, the Company reversed certain tax accruals, resulting in an income tax benefit from discontinued operations of $0.7 million. The six month income (net of tax) from discontinued operations was $0.6 million in 2003, and a loss of $1.4 million in 2002.

Outlook

        The Company's 50% owned joint venture Lancer FBD, has sold approximately 1,050 frozen uncarbonated beverage dispensers to a customer. The customer has indicated that it no longer requires the dispensers for the use for which they were originally intended. The customer and Lancer FBD have had ongoing discussions relating to Lancer FBD converting the units to another configuration. Lancer FBD, however, is under no obligation to modify the equipment.

        The Company has approximately $1.2 million of inventory to be used in the production of a customer's beverage dispensing platform. The Company is uncertain about future sales of the product line. If the product line were to be discontinued, the Company believes it would be reimbursed for the inventory by the customer, though it can make no assurances that such reimbursement would occur. If there were no reimbursement, then the Company could incur a loss on the inventory to the extent that the inventory could not be used for alternative uses.

        During the second quarter of 2003, the Company incurred negligible expenses associated with the investigation being conducted by the Audit Committee of the Company's Board of Directors. The Company incurred expenses of approximately $1.3 million in the third quarter of 2003.

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

        Cash used in operating activities was $1.0 million in the first six months of 2003, compared to $5.8 million of cash provided by operating activities in the same period last year. The decline in 2003 was caused largely by a decline in income from continuing operations, along with declines in accounts payable and accrued expenses. The Company made capital expenditures of $2.1 million in the 2003 period, primarily for the expansion of a production facility in Piedras Negras, Mexico, and for equipment and tooling. The Company borrowed $2.0 million under its credit facilities to finance most of the capital spending. Additionally, the Company sold its holdings of common stock in Packaged Ice, Inc., netting proceeds of $0.3 million.

        The Company has a $1.196 million debt payable outstanding in relation to the Company's discontinued Brazilian operations that was due on December 31, 2001. The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through June 30, 2003 in its financial statements. During the second quarter of 2003, the payee demanded payment of the debt. The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement. The Company can make no assurance that it will be successful in negotiating such a settlement of the debt. The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company's ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the terms of the Company's credit facility. The Company's lenders have waived the event of default caused by the nonpayment of the Brazilian debt.

        As of June 30, 2003, the Company maintained a credit facility with three lenders. The credit facility included a $25.0 million revolving loan with a June 30, 2003 balance of $7.0 million, and term loans with a combined June 30, 2003 balance of $10.1 million. On June 30, 2003, the Company had cash of $2.1 million, and unused availability of $12.0 million under its revolving loan. As of June 30, 2003, the Company may have been in default under certain provisions of its prior credit agreement, as reported by the Company on a Form 8-K filed with the SEC on April 4, 2004.

        Effective June 30, 2004 the Company entered into an amended and restated credit agreement with its lenders and all prior defaults were waived. The new credit agreement (as was the case with the prior credit agreement) provides for available borrowings based on certain percentages of accounts receivable and inventory and is collateralized by substantially all of the Company's assets in the United States. See Part II—Other Information—Item 5—Other Matters.

Risk Factors

We Are Currently the Target of Securities Litigation and May Be the Target of Further Actions, Which May Be Costly and Time Consuming to Defend.

        On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges that during the period October 26, 2000 to February 4, 2004, we engaged in a pattern of fraudulent conduct involving the issuance of a series of false and misleading statements because they materially described inaccurately the nature of our revenue, with a goal of manipulating the sales of fountain products. The action also alleges that our public statements failed to fully reveal that we had major manufacturing problems, which resulted in a high defect rate in our products and that we engaged in a fraudulent scheme with our largest customer, to artificially create demand for a new line of soda machine dispensers that we were manufacturing for the customer to sell to their commercial customers. No specific amount of damages has been claimed.

        The ultimate outcome of this matter cannot presently be determined and may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows.

        In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The uncertainty of the currently pending SEC and US

Attorney investigations and litigation could lead to more volatility in our stock price. We may in the future be the target of securities class action claims similar to those described above.

We are Subject to a Formal SEC Inquiry and an Investigation by the US Attorney.

        In August of 2003, the United States Attorney's Office for the Northern District of Georgia (the "US Attorney's Office") informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney's Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could adversely affect the Company's business. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations which could, in turn adversely affect our business, financial condition, operating results, and cash flow. We intend to continue to cooperate with the SEC and comply with the SEC's requests for information. We cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

Our Common Stock Has Been Subject to a Delisting Action from The American Stock Exchange.

        The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "LAN". Following the Company's inability to file its quarterly report for the second quarter of 2003 with the SEC on a timely basis, we received notice that we were in violation of the AMEX continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. The Company submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. Since the initial acceptance, the Company has had to revise the plan with the approval of AMEX in order to accommodate new developments, including the Company's inability to file its annual report on Form 10-K for 2003 and its quarterly report on Form 10-Q for the first quarter 2004. By accepting the plan and its revisions, AMEX provided the Company with an extension of time in order to regain compliance and allowed the Company to maintain its listing, subject to periodic progress reviews by the AMEX staff. We believe that, by filing this Form 10-K and past periodic reports that were deficient or missing, that we are now in compliance with Section 1003(d) of the AMEX Company Guide. However, AMEX has not provided the Company with any final compliance affirmation. If the Company were to continue to be out of compliance or in violation of other AMEX continued listing requirements, AMEX could initiate delisting procedures. The commencement of such delisting procedures and the potential impact on the price of the Company's common stock could have a material adverse effect on the Company.

Our Vendors, Suppliers and Customers May React Adversely to the Lack of Timely SEC Filings of Our Historical Financial Statements.

        Our future success depends in large part on the support of our suppliers and customers, who may react adversely to the lack of timely SEC filings of our historical financial statementsNegative publicity about us may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may re-examine their willingness to do business with us, supply products and services if they lose confidence in our ability to fulfill our commitments.

Provisions in Our Certificate of Incorporation and Bylaws and Texas Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of Our Common Stock.

        Our board of directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If preferred stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company that could have been at a premium price to our stockholders.

        Certain provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult. Our board of directors has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. Any vacancy on our board of directors may be filled by a vote of the majority of directors then in office.

        In addition, certain provisions of Texas law could have the effect of delaying or preventing a change in control of the Company. Section 13.03 of the Texas Business Corporation Act, for example, prohibits a Texas corporation from engaging in any business combination with any affiliated shareholder for a period of three years from the date the person became an affiliated shareholder unless certain conditions are met.

The Trading Price of Our Common Stock Has Been, and Is Expected to Continue to Be, Volatile.

        The American Stock Exchange, where our stock trades, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of our common stock has been and is likely to continue to be volatile due to such factors as:

  •
  Variations in quarterly results of operations;

  •
  Announcements of new products or acquisitions by our competitors;

  •
  Governmental regulatory action;

  •
  Resolution of pending or unasserted litigation, including the existing purported class action;

  •
  Resolution of SEC or US Attorney investigations; and

  •
  General trends in our industry and overall market conditions.

        Movements in prices of equity securities in general may also affect the market price of our common stock.

Reliance Upon The Coca-Cola Company

        Substantially more than half of the Company's sales are derived from or influenced by The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company's largest customer, accounted for approximately 28%, 35% and 36% of the Company's net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The Company does not have a long-term supply contract with The Coca Cola Company or its any of its other customers. As a result, The Coca Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. While the Company does not anticipate the loss or reduction in this business or the imposition or significant price constraints based upon Lancer's past experience and current relations with The Coca Cola Company, any such occurrence would have a material adverse effect upon the Company and its results of operation.

Competition

        The business of manufacturing and marketing beverage dispensing systems and other related equipment is characterized by rapidly changing technology and is highly competitive, with competition based primarily upon product suitability and reliability, price, product warranty, technical expertise and delivery time. In addition, the Company frequently competes with companies having substantially greater financial resources than the Company. Although the Company believes it has been able to compete successfully in the past, there can be no assurance that it will be able to do so in the future.

Dividends

        Since its inception, the Company has not paid, and it has no current plans to pay, cash dividends on the Common Stock. The Company currently intends to retain all earnings to support the Company's operations and future growth. The payment of any future dividends will be determined by the Board of Directors based upon the Company's earnings, financial condition and cash requirements, restrictions in financing agreements, business conditions and other factors the Board of Directors may deem relevant. The Company's debt financing agreements prohibit the payment of dividends without lender approval.

Voting Power

        The directors and executive officers of the Company beneficially own approximately 35% of the outstanding shares of the Common Stock. As a result, the directors and executive officers of the Company will have the ability to affect the vote of the Company's shareholders on significant corporate actions requiring shareholder approval, including mergers, share exchanges and sales of all or substantially all of the Company's assets. With such voting power, the directors and executive offers of the Company may also have the ability to delay or prevent a change in control of the Company.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in the Company's market risk factors since December 31, 2002.

Item 4—Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

        In January 2004, the Company's Audit Committee completed its investigation, which began in June 2003. During, and at the conclusion of the investigation, the Audit Committee made recommendations with respect to improvements in the Company's internal controls. The recommendations included supplementing the internal audit function with external resources, obtaining written confirmation of compliance with the Company's Code of Conduct on a quarterly basis by certain management employees and annually by all employees, and a review by Internal Audit of electronic and paper record-keeping processes and procedures and implementation of their recommendations. The Company reviewed and made enhancements to electronic and paper record-keeping processes and procedures during the fourth quarter of 2003 and implemented the other recommendations during 2004. Other than as described above, there have been no significant changes during the fourth quarter of 2003 in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that, among other things, they had determined that likely illegal acts, which had been the subject of the Audit Committee investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company's financial statements. The Company filed a Form 8-K with the SEC on February 10, 2004 (the "Original 8-K") which set forth certain disclosure relating to the KPMG resignation and the circumstances surrounding the resignation. Subsequently, the Company filed two amendments to the Original 8-K, one filed with the SEC on February 24, 2004 (the "First Amendment") and the other on March 10, 2004 (the "Second Amendment"). The Original 8-K, First Amendment and Second Amendment are included hereto as Exhibits 99.1, 99.2 and 99.3 respectively and are hereby incorporated by reference in their entirety to this Item 9A.

        In response to the Original 8-K disclosure, KPMG submitted a letter to the Company dated February 20, 2004 (the "KPMG Letter") which was filed with the First Amendment and is included hereto as part of Exhibit 99.2. The KPMG Letter stated that KPMG believed the investigative report indicated that the Audit Committee's investigation had uncovered evidence as to the following:

  •
  (i) Preparation of documentation inconsistent with the underlying economic substance as to transactions between the Registrant and Coca-Cola North America Fountain;

  •
  (ii) Improper personal use of corporate assets;

  •
  (iii) Unapproved loans to Registrant officers and directors;

  •
  (iv) Improperly maintained books and records;

  •
  (v) Non-disclosure of related-party transactions; and

  •
  (vi) Improper re-invoicing at the Registrant's Mexico facility.

        The Company filed a response to the various assertions stated in (i) - (vi) above in the First Amendment, which is included hereto as Exhibit 99.2. KPMG subsequently supplied the Company with a letter, which was filed with the Second Amendment and included hereto as part of Exhibit 99.3, that addressed the Company's conclusions contained in the First Amendment.

Part II—Other Information

Item 1—Legal Proceedings

        In August of 2003, the US Attorney's Office informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which the Company supplied. On January 13, 2004, the Company received written notice that the SEC had issued a formal order of investigation, dated December 2, 2003, that appears to concern matters which were the subject of the Audit Committee investigation, including allegations contained in the Matthew Whitley lawsuit against the Coca-Cola Company. The Company is unable at this point to predict the scope or outcome of these investigations. The Company has cooperated, and intends to continue to cooperate, with both the US Attorney's Office and the SEC investigations.

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

        The Company intends to vigorously defend itself against Plaintiffs' claims. Due to the uncertainty of litigation, and the early stage of the proceedings, the Company is unable to express an opinion as to the probable or likely outcome of this litigation or an estimate of the amount or range of potential loss in the event of an unfavorable outcome.

Item 2—Changes in Securities and Use of Proceeds

        Not applicable.

Item 3—Defaults Under Senior Securities

        Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders of the Company held on May 14, 2003, the shareholders elected seven members of the Board of Directors of the Company to serve until the next annual meeting of shareholders.

        The vote for nominated directors was as follows:

Nominee	For	Authority Withheld
Walter J. Beigler	8,311,553	8,537
Jean M. Braley	8,227,317	92,773
Norborne P. Cole	8,314,078	6,012
Olivia F. Kirtley	8,315,078	5,012
Richard C. Osborne	8,315,078	5,012
Alfred A. Schroeder	8,224,229	95,861
George F. Schroeder	8,224,087	96,003

Item 5—Other Matters

        The Company was formerly a party to the Seventh Amendment and Restated Credit Agreement, as amended (the "Former Credit Agreement") with its lenders. Under Section 5.1(a) of the Former Credit Agreement, the Company was required to deliver copies of its audited consolidated financial statements within 95 days of the end of each fiscal year. The Company was not able to provide such audited financial statements in a timely manner, causing it to be in default of the Former Credit Agreement.

        Additionally, other events or circumstances, including but not limited to, (i) the Company's inability to comply with certain financial covenants, (ii) the Company's inability to comply with filing requirements under the Exchange Act of 1934, as amended, and (iii) the occurrence of the events described in Notes to Consolidated Financial Statements—Note 12—Other Matters, which could be deemed to materially and adversely affect the Company, may have also caused additional defaults under the Former Credit Agreement to have occurred.

        Effective June 30, 2004, the Company and its lenders entered into the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement, which amended and restated the Former Credit Agreement, provides for, among other things, (i) a revolving loan amount of $10.0 million, which was reduced from the prior amount of $25.0 million, (ii) a maturity date for the revolving loan of January 31, 2005, which was accelerated from the prior maturity of July 15, 2005, (iii) an increased interest rate on outstanding balances of Base Rate (which generally approximates prime) plus 2%, from performance pricing based on LIBOR (iv) a waiver of the Company's prior defaults and events of default under the Former Credit Agreement, and (v) additional information delivery requirements by the Company, including the delivery of monthly financial statements.

        In addition, due mainly to certain "cross-default" provisions, the Company was also in default under certain of its guaranties and a capital lease. All such defaults have been waived as of June 30, 2004.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

31.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Current report on Form 8-K filed with the Commission on February 10, 2004.
99.2	Amendment to current report on Form 8-K filed with the Commission on February 24, 2004.
99.3	Amendment to current report on Form 8-K filed with the Commission on March 10, 2004.
  (b)
  Reports on Form 8-K:

        The Company filed a report on Form 8-K on June 19, 2003, which incorporates by reference a news release announcing an investigation by the Company's Audit Committee under the Form 8-K Item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION
(Registrant)

June 28, 2004	By:	/s/ CHRISTOPHER D. HUGHES Christopher D. Hughes Chief Executive Officer
June 28, 2004:		/s/ MARK L. FREITAS Mark L. Freitas Chief Financial Officer

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
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenues by Geographic Segment (Amounts in thousands)
Revenues by Geographic Segment (Amounts in thousands)
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
  Part II—Other Information
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Under Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Matters
  Item 6—Exhibits and Reports on Form 8-K