Form 10-Q
period 2003-09-30
LANCER CORP /TX/
filed 2004-07-01
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1591073 (IRS employer identification no.)
6655 Lancer Blvd., San Antonio, Texas (Address of principal executive offices)	78219 (Zip Code)

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

Part I—Financial Information

Item 1—Financial Statements

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash	$1,975	$3,241
Receivables:
Trade accounts and notes	14,976	17,265
Other	1,322	1,039

	16,298	18,304
Less allowance for doubtful accounts	(771)	(979)

Net receivables	15,527	17,325
Inventories	27,039	29,094
Prepaid expenses	887	264
Tax refund receivable	2,504	—
Deferred tax asset	154	285

Total current assets	48,086	50,209

Property, plant and equipment, at cost:
Land	1,432	1,432
Buildings	22,552	21,837
Machinery and equipment	22,546	22,073
Tools and dies	12,635	12,137
Leaseholds, office equipment and vehicles	11,041	10,165
Assets in progress	2,180	1,455

	72,386	69,099
Less accumulated depreciation and amortization	(37,886)	(34,224)

Net property, plant and equipment	34,500	34,875

Long-term receivables ($32 and $106 due from officers, respectively)	46	127
Long-term investments	2,074	2,303
Intangibles and other assets, at cost, less accumulated amortization	5,483	5,241

	$90,189	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Accounts payable	$8,106	$10,141
Current installments of long-term debt	2,733	2,726
Line of credit with bank	4,700	5,000
Deferred licensing and maintenance fees	1,224	1,449
Accrued expenses and other liabilities	8,430	7,977
Taxes payable	—	182

Total current liabilities	25,193	27,475
Deferred tax liability	1,407	2,342
Long-term debt, excluding current installments	8,654	9,808
Deferred licensing and maintenance fees	2,492	2,686
Other long-term liabilities	183	293

Total liabilities	37,929	42,604

Commitments and contingencies
Minority interest	—	—
Shareholders' equity:
Preferred stock, without par value
5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value:
50,000,000 shares authorized; 9,425,121 issued and 9,360,895 outstanding in 2003, and 9,396,121 issued and 9,336,931 outstanding in 2002	94	93
Additional paid-in capital	12,845	12,710
Accumulated other comprehensive loss	(927)	(2,389)
Deferred compensation	(113)	(169)
Retained earnings	40,721	40,234
Less common stock in treasury, at cost; 64,226 shares in 2003 and 59,190 shares in 2002	(360)	(328)

Total shareholders' equity	52,260	50,151

	$90,189	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$30,237	$37,298	$86,481	$104,854
Cost of sales	21,855	26,267	64,615	76,883

Gross profit	8,382	11,031	21,866	27,971
Selling, general and administrative expenses	7,722	7,563	20,996	20,017

Operating income	660	3,468	870	7,954

Other (income) expense:
Interest expense	103	299	427	1,112
(Income) loss from joint ventures	(427)	232	60	370
Minority interest	—	—	—	(55)
Other income, net	20	(1)	(206)	(279)

	(304)	530	281	1,148

Income from continuing operations before income taxes	964	2,938	589	6,806
Income tax expense (benefit):
Current	447	972	1,328	2,241
Deferred	(90)	28	(616)	133

	357	1,000	712	2,374

Income (loss) from continuing operations	607	1,938	(123)	4,432
Discontinued operations:
Loss from operations of discontinued Brazilian subsidiary	40	85	160	2,223
Income tax benefit	(7)	(23)	(770)	(750)

(Income) loss from discontinued operations	33	62	(610)	1,473

Net earnings	$574	$1,876	$487	$2,959

Common Shares Outstanding:
Basic	9,360,893	9,333,115	9,353,912	9,323,114
Diluted	9,431,772	9,416,381	9,460,611	9,412,172
Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$0.07	$0.21	$(0.01)	$0.48
Earnings (loss) from discontinued operations	$(0.01)	$(0.01)	$0.06	$(0.16)

Net earnings	$0.06	$0.20	$0.05	$0.32

Diluted
Earnings (loss) from continuing operations	$0.07	$0.21	$(0.01)	$0.47
Earnings (loss) from discontinued operations	$(0.01)	$(0.01)	$0.06	$(0.16)

Net earnings	$0.06	$0.20	$0.05	$0.31

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flow from operating activities:
Net earnings	$487	$2,959
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	4,087	3,649
Deferred licensing and maintenance fees	(419)	(1,168)
Deferred income taxes	(776)	133
Loss (gain) on sale and disposal of assets	55	(11)
Gain on sale of long-term investment	(220)	—
Minority interest	—	(55)
Loss from joint ventures	59	370
Impairment of investment	—	30
Loss on disposal of discontinued Brazilian subsidiary, net of taxes	—	1,162
Stock-based compensation expense	56	226
Changes in assets and liabilities:
Receivables	2,714	(3,219)
Prepaid expenses	(623)	(222)
Income taxes receivable	(2,505)	—
Inventories	2,806	2,197
Other assets	(446)	(535)
Accounts payable	(2,832)	3,713
Accrued expenses	267	2,156
Income taxes payable	(161)	143

Net cash provided by operating activities	2,549	11,528

Cash flow from investing activities:
Proceeds from sale of assets	28	18
Acquisition of property, plant and equipment	(3,059)	(2,563)
Acquisition of subsidiary company	—	(252)
Proceeds from sale (purchase) of long-term investments	319	(501)

Net cash used in investing activities	(2,712)	(3,298)

Cash flow from financing activities:
Net borrowings under line of credit agreements	(300)	(6,800)
Retirement of long-term debt, net of proceeds	(1,147)	(1,674)
Net proceeds from exercise of stock options	135	25

Net cash used in financing activities	(1,312)	(8,449)

Effect of exchange rate changes on cash	209	49

Net decrease in cash	(1,266)	(170)
Cash at beginning of period	3,241	1,849

Cash at end of period	$1,975	$1,679

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

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003)("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable entities is required for our Company effective March 31, 2004.

        Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," issued in April 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

3.     Discontinued Operations

        During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations in the Consolidated Statements of Operations.

        Certain information with respect to the discontinued Brazilian operation for the three months and nine months ended September 30, 2003 and 2002 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$—	$91	$—	$307

Pretax loss from discontinued operations	40	85	160	463
Pretax loss on disposal of discontinued operations, net of tax	—	—	—	1,760
Income tax benefit	(7)	(23)	(770)	(750)

(Income) loss from discontinued operations	$33	$62	$(610)	$1,473

        During the first quarter of 2003, the Internal Revenue Service completed its audit of the Company's deduction of its investment in the Brazilian operations, and other matters. As a result, the Company reversed certain tax accruals resulting in a tax benefit of $0.7 million from discontinued operations.

        Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Current assets	$16	$293
Property, plant and equipment, net	—	29
Current liabilities	(1,171)	(1,499)

Net liabilities of discontinued operation	$(1,155)	$(1,177)

        Current liabilities as of September 30, 2003 include a $1.2 million note payable to the seller of the Company's Brazilian operation. The note payable is more fully described in the Liquidity and Capital Resources section of Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

4.     Inventory Components

        Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Finished goods	$10,061	$10,893
Work in process	6,625	7,647
Raw material and supplies	10,353	10,554

	$27,039	$29,094

5.     Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 70,879 and 83,266 for the three months ended September 30, 2003 and 2002 and 106,699 and 89,058 for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2003		September 30, 2002	September 30, 2003	September 30, 2002
Net earnings-as reported	$574		$1,876	$487	$2,959
Add: Total stock-based compensation expense determined under intrinsic value method, net of tax	10		144	37	144
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(32)		(24)	(89)	(69)

Net earnings-pro forma	$552		$1,996	$435	$3,034

Net earnings per basic share-as reported	$0.06		$0.20	$0.05	$0.32
Net earnings per basic share-pro forma	$0.06		$0.21	$0.05	$0.33
Net earnings per diluted share-as reported	$0.06		$0.20	$0.05	$0.31
Net earnings per diluted share-pro forma	$0.06		$0.21	$0.05	$0.32
Weighted-average fair value of options granted during the period	$—	(1)	$2.27	$4.16	$2.23

        The fair value of each option granted in the three and nine months ended September 30, 2003 and 2002, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended			Nine Months Ended
	September 30, 2003		September 30, 2002	September 30, 2003	September 30, 2002
Expected life (years)	—	(1)	5	7	5
Interest rate	—	(1)	3.0%	3.3%	3.0%
Volatility	—	(1)	42.9%	47.2%	42.9%
Dividend yield	—		—	—	—

(1)
No options were granted during the three months ended September 30, 2003.

7.     Comprehensive Income

        The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net earnings	$574	$1,876	$487	$2,959
Foreign currency translation gain (loss):
Foreign currency gain (loss) arising during the period	66	(277)	1,467	346
Reclassification adjustment for losses included in discontinued operations	—	—	—	892

Net foreign currency translation gain (loss)	66	(277)	1,467	1,238
Unrealized (loss) gain on investment:
Unrealized (loss) gain on investment, net of tax, arising during the period	—	—	40	(3)
Reclassification adjustment for realized loss included in net income, net of tax	—	3	—	3
Reclassification adjustment for realized gain included in other income, net of tax	—	—	(45)	—
Unrealized loss on derivative instruments:
Reclassification adjustment for loss included in interest expense	—	3	—	13

Comprehensive income	$640	$1,605	$1,949	$4,210

        Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency gains, unrealized (gain) loss on investment and unrealized loss on derivative instruments.

8.     Income Taxes

        The actual tax benefit for the nine months ended September 30, 2003 differs from the "expected" tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) primarily as a result of the factors described below.

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

        During the first quarter of 2003, the Internal Revenue completed its audit of the Company's deduction of its investment in Brazil, and other issues. As a result, the Company reversed certain tax accruals in the three months ended March 31, 2003, resulting in an income tax benefit of $1.1 million. Of this benefit, $0.7 million related to the Brazilian operations is classified as a tax benefit from continuing operations, and $0.4 million is classified as a tax benefit from discontinued operations.

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

	North America	Latin America	Asia/ Pacific	Europe	Corporate	Total
	(Amounts in Thousands)
Three months ended September 30, 2003
Total revenues	$20,820	$2,172	$5,392	$1,853	$—	$30,237
Operating income (loss)	4,709	(210)	228	(156)	(3,911)	660
Three months ended September 30, 2002
Total revenues	$27,132	$2,888	$4,672	$2,606	$—	$37,298
Operating income (loss)	5,806	467	400	322	(3,527)	3,468
Nine months ended September 30, 2003
Total revenues	$60,032	$5,863	$15,086	$5,500	$—	$86,481
Operating income (loss)	10,009	236	832	98	(10,305)	870
Nine months ended September 30, 2002
Total revenues	$76,810	$7,661	$12,178	$8,205	$—	$104,854
Operating income (loss)	13,921	835	1,001	1,808	(9,611)	7,954

        All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

10.   Product Warranties

        The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time from the date of sale. The Company has accrued for estimated product warranty claims $1.1 million and $0.5 million as of September 30, 2003 and December 31, 2002, respectively. The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs. Warranty expense for the three and nine months ended September 30, 2003 was $0.25 million and $0.70 million, respectively. Warranty expense for the three and nine months ended September 30, 2002 was $0.12 million and $0.06 million, respectively.

Amounts in thousands
January 1, 2003	$526
Liabilities accrued for warranties issued during the period	$628
Warranty claims paid during the period	$(37)

September 30, 2003	$1,117

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

        On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary the Investigation findings. On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that they had determined that likely illegal acts, which had been the subject of the Investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company's financial statements. Additionally, KPMG indicated that information had come to their attention that caused them to conclude that the Company's accounting for revenue recognition in connection with sales of equipment to Coca Cola North America Fountain in the years ended December 31, 2001 and 2002 is not correct and has raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from KPMG which outline these assertions and have responded to them in a Form 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004, which have also been filed hereto as Exhibits 99.1, 99.2 and 99.3.

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

Continuing Operations

Revenues by Geographic Segment
(Amounts in thousands)

	Three months ended September 30,
	2003	2002	% change
North America	$20,820	27,132	-23%
Latin America	$2,172	2,888	-25%
Asia/ Pacific	$5,392	4,672	15%
Europe	$1,853	2,606	-29%

Total	$30,237	37,298	-19%

        Revenues.    Net sales for the third quarter ended September 30, 2003 were $30.2 million, down 19% from sales in the third quarter of 2002. Exchange rate fluctuations had a 5% positive impact on net sales. In the North America region, sales for the 2003 period declined 23% from the same period in 2002, due to generally weak market conditions in the foodservice equipment industry, which decreased demand for Lancer products. In the Europe region, sales for the 2003 period declined by 29% despite a 14% positive effect from exchange rate movements. The sales decline was caused by soft demand for fountain equipment in the region, combined with production problems with one of the Company's valve products. Production of the valve product returned to normal levels during the fourth quarter of 2003. In the Latin America region, sales fell 25%, including a 4% negative impact from exchange rate fluctuations. The sales decline in the Latin America region was mainly due to lower sales of the Company's products in Mexico, where the Company was unable to replicate an unusually large order that shipped in the third and fourth quarters of 2002. General economic conditions remain difficult throughout much of the Latin America region. In the Asia/Pacific region, sales increased 15% during the 2003 period because of a 31% positive effect from exchange rate movements. Looking forward, Lancer does not expect fourth quarter consolidated net sales to match the same levels that were achieved in the same periods in 2002.

        Gross Margin.    Gross margin was 27.7% in the third quarter of 2003, compared to 29.6% in the same period of 2002. Lower manufacturing spending in the 2003 period only partially offset the negative impact of lower factory output. The Company continues to lower manufacturing costs, including salaries and wages.

        Operating Expenses.    Selling, general and administrative expenses were $7.7 million in the third quarter of 2003, up from $7.6 million in the same period of 2002. During the 2003 third quarter, the Company incurred $1.3 million of costs associated with the investigation being conducted by the Audit Committee of the Company's Board of Directors. Additionally, the strengthening of foreign currencies versus the U.S. dollar caused expenses to rise by $0.2 million.

Non-Operating Income/Expenses

  •
  Interest expense was $0.1 million in the third quarter of 2003, down from $0.3 million in the third quarter last year. The decline was caused by lower average borrowings by the Company, combined with lower average interest rates attached to those borrowings.

  •
  Income from joint ventures was $0.4 million in the third quarter of 2003, compared to a loss of $0.2 million in the same period last year. Strong sales at the Company's 50% owned joint venture Lancer FBD Partnership, Ltd. ("Lancer FBD") accounted for the increased income.

  •
  The effective tax rate was 37.0% in the third quarter of 2003, and 34.0% in the third quarter last year. Non-deductible expenses were larger in proportion to taxable income in the 2003 period, causing the increase in the effective tax rate.

        Income from Continuing Operations.    Income from continuing operations was $0.6 million in the third quarter of 2003, compared to $1.9 million in the same period of 2002, due mainly to the Company's decline in net sales in 2003.

Discontinued Operations

        Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

        Revenue from discontinued operations was nil in the third quarter of 2003, and $0.1 million in the same period of 2002. The third quarter loss (net of tax) from discontinued operations was $33 thousand in 2003, and $62 thousand in 2002.

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

Continuing Operations

        Revenues by Geographic Segment (Amounts in thousands)

	Nine months ended September 30,
	2003	2002	% change
North America	$60,032	76,810	-22%
Latin America	$5,863	7,661	-23%
Asia/ Pacific	$15,086	12,178	24%
Europe	$5,500	8,205	-33%

Total	$86,481	104,854	-18%

        Revenues.    Net sales for the nine-month period ended September 30, 2003 were $86.5 million, down 18% from sales in the same period of 2002. Exchange rate fluctuations had a 3% positive impact on net sales. In the North America region, sales for the 2003 period declined 22% from the same period in 2002, due to generally weak overall market conditions in the foodservice equipment industry, which decreased the demand for Lancer products, and to certain customer restructuring activities early in 2003. In the Europe region, sales fell 33% despite a 13% positive effect from currency movements. The sales decline was caused by poor demand for fountain equipment in the region, combined with production problems with one of the Company's valve products. In Latin America, sales fell 23% including a 3% negative impact from exchange rate fluctuations. The decline was mainly caused by lower sales of the Company's products in Mexico, where the Company was unable to replicate a strong sales performance in 2002, including an unusually large order that was shipped in the third and fourth quarters of 2002. Much of the Latin America region continues to experience significant economic difficulties. In the Asia/Pacific region, sales increased 24% for the 2003 period, or 6% on a local currency basis, due partially to incremental business from the Brisbane, Australia service operation which the Company acquired in the second quarter of 2002. Exchange rate movements had a positive effect on the region's sales of 19%.

        Gross Margin.    Gross margin was 25.3% in the first three quarters of 2003, and 26.7% in the same period of 2002. Reduced manufacturing spending in the 2003 period only partially offset the negative impact of lower factory output. Also, the Company increased its warranty reserve during the second quarter of 2003, which resulted in additional warranty expense of $0.3 million in the first nine months of 2003.

        Operating Expenses.    Selling, general and administrative expenses were $21.0 million in the first nine months of 2003, up from $20.0 million in the same period last year. During the 2003 period, the Company incurred $1.3 million of costs associated with the investigation being conducted by the Audit Committee of the Company's Board of Directors. Additionally, the strengthening of foreign currencies versus the U.S. dollar caused expenses to increase by $0.6 million. In response to improvements caused in part by better credit management, the Company lowered its allowance for doubtful accounts during the period. The change reduced selling, general and administrative expenses by $0.2 million.

Non-Operating Income/Expenses

  •
  Interest expense was $0.4 million in the first three quarters of 2003, down from $1.1 million in the same period of 2002. The decline was caused by lower average borrowings by the Company, combined with lower average interest rates attached to those borrowings.

  •
  Loss from joint ventures was $0.1 million in the first nine months of 2003, and $0.4 million in the same period of 2002. Stronger business and profitability at the Company's 50% owned joint venture Lancer FBD Partnership, Ltd. caused the improvement.

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

        Income from Continuing Operations.    Loss from continuing operations was $0.1 million in the first nine months of 2003, compared with income from continuing operations $4.4 million in the same period of 2002. The decline was mainly due to the Company's decline in net sales in the first half of 2003, and additional expenses related to the Audit Committee investigation.

Discontinued Operations

        Lancer decided to close its Brazilian subsidiary during the second quarter of 2002. The Brazilian subsidiary's results are now classified as discontinued operations.

        Revenue from discontinued operations was nil in the first three quarters of 2003, and $0.3 million in the same period of 2002. During the first three quarters of 2002, the Company recognized

$1.8 million for the estimated loss from disposal of discontinued operations, and incurred a $0.4 million operating loss from discontinued operations. During the first quarter of 2003, the Internal Revenue Service completed its audit of the Company's deduction of its investment in Brazil, and other matters. As a result of the resolution, the Company reversed certain tax accruals, resulting in an income tax benefit from discontinued operations of $0.7 million. The nine month income (net of tax) from discontinued operations was $0.6 million in 2003, and a loss of $1.5 million in 2002.

Outlook

        The Company's 50% owned joint venture Lancer FBD Partnership, Ltd. ("Lancer FBD") has sold approximately 1,050 frozen uncarbonated beverage dispensers to a customer. The customer has indicated that it no longer requires the dispensers for the use for which they were originally intended. The customer and Lancer FBD have had ongoing discussions relating to Lancer FBD converting the units to another configuration. Lancer FBD, however, is under no obligation to modify the equipment.

        The Company has approximately $1.2 million of inventory to be used in the production of a customer's beverage dispensing platform. Lancer is uncertain about future sales of the product line. If the product line were to be discontinued, Lancer believes it would be reimbursed for the inventory, though it can make no assurances that such reimbursement would occur. If there were no reimbursement, then the Company could incur a loss on the inventory to the extent that the inventory could not be used for alternative uses.

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

        Cash provided by operating activities was $2.6 million in the first three quarters of 2003, down from $11.5 million in the same period last year. The decline in 2003 was caused largely by the decline in income from continuing operations, along with declines in accounts payable and accrued expenses. The Company made capital expenditures of $3.1 million in the 2003 period, primarily for the expansion of a production facility in Piedras Negras, Mexico, and for equipment and tooling. The Company financed the capital spending and $1.4 million of debt reduction with cash provided by operations and cash on hand. Additionally, the Company sold its holdings of common stock in Packaged Ice, Inc., netting proceeds of $0.3 million.

        The Company has a $1.196 million debt payable outstanding in relation to the Company's discontinued Brazilian operations that was due on December 31, 2001. The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through September 30, 2003 in its financial statements. During the second quarter of 2003, the payee demanded payment of the debt. The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement. The Company can make no assurance that it will be successful in negotiating such a settlement of the debt. The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company's ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the terms of the

Company's credit facility. The Company's lenders have waived the event of default caused by the nonpayment of the Brazilian debt.

        As of September 30, 2004, the Company maintained a credit facility with three lenders. The credit facility includes a $25.0 million revolving loan with a September 30, 2003 balance of $4.7 million, and term loans with a combined September 30, 2003 balance of $9.7 million. On September 30, 2003, the Company had cash of $2.0 million, and unused availability of $12.9 million under its revolving loan. As of September 30, 2003, the Company may have been in default under certain provisions of its prior credit agreement, as reported by the Company on a Form 8-K filed with the SEC on April 4, 2004.

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

        None

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
  (b)
  Reports on Form 8-K:

          The Company filed a report on Form 8-K on August 15, 2003 which incorporates by reference the Company's news release announcing the Company's filing of a Form 12b-25 under Item 5.

          The Company filed a report on Form 8-K on August 26, 2003 which incorporates by reference the Company's news release announcing an Audit Committee investigation update under the Form 8-K Item 5.

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