Form 10-K
period 2003-12-31
LANCER CORP /TX/
filed 2004-07-01
CIK 768162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission file number 0-13875

Lancer Corporation

(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6655 Lancer Blvd., San Antonio, Texas	78219
(Address of principal executive offices)	(Zip Code)

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

YES  ☐  NO  ☒

On June 28, 2003, (the last business day of the registrant’s most recently completed second fiscal quarter on which the common equipy was traded) the aggregate market value of Common Stock held by non-affiliates (based on the closing market price) was $29,190,545.  For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Company.

The number of shares of the registrant’s common stock outstanding as of June 22, 2004 was 9,432,121.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.                   BUSINESS

General

Lancer designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry.  Lancer also markets frozen beverage dispensers manufactured by a joint venture that is 50% owned by the Company.  Lancer’s products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries, restaurants and convenience stores for use in various food and beverage operations.  The Company is a vertically integrated manufacturer whose tooling, production, assembly and testing capabilities enable it to fabricate a substantial portion of the components used in Company products.  In addition, the Company is an innovator of new products in the beverage dispensing industry and has a large technical staff supported by state-of-the-art engineering facilities to develop these new products and to enhance existing product lines in response to changing industry requirements and specific customer demands.

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

Lancer FBD Partnership, Ltd., a joint venture in which Lancer owns a 50% interest, manufactures frozen beverage dispensers.  The joint venture sells directly to most third party customers, and in certain situations, pays a commission to Lancer in return for marketing services.

The prices of the Company’s dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements.  Sales of soft drink, citrus, and frozen beverage dispensers for the years ended December 31, 2003, 2002 and 2001, accounted for approximately 37%, 45% and 41% of total sales, respectively.

Post-Mix Dispensing Valves

The Company manufactures and sells post-mix dispensing valves which mix syrup and carbonated water at a preset ratio.  The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products.  The Company manufactures accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls.  The Company’s primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market.  Lancer uses the LEV in many of its own dispensing systems, and also sells the valve to competing equipment makers.  For the years ended December 31, 2003, 2002 and 2001, sales of valves and related accessories accounted for approximately 11%, 10% and 11% of total net sales, respectively.

Beer Dispensing Systems

The Company manufactures and markets beer dispensing equipment and related accessories.  Products include chillers, taps, fonts and dispensers.  Lancer’s operations in Australia and New Zealand account for most of the Company’s sales of beer related equipment.  Sales of beer equipment represented 10%, 6% and 5% of total net sales in the years ended December 31, 2003, 2002 and 2001, respectively.

Other Related Products and Services

The Company remanufactures various dispensing systems and sells replacement parts in connection with the remanufacturing process.  Revenues from remanufacturing activities were 6%, 6% and 5% of net sales in the years ended December 31, 2003, 2002 and 2001.

The Company manufactures and/or markets a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, water filtering systems, and a variety of other products, accessories, and spare parts for use with beverage dispensing systems.  The Company has an operation in Brisbane, Australia that installs and services beverage equipment.  Prior to March 31, 2002, Lancer also provided logistics services to certain of its customers.  Together, these parts and services constitute 36%, 33% and 38% of the Company’s total net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company owns a 50% interest in a development stage joint venture that markets concentrated shelf-stable milk products.  The investment is accounted for under the equity method.

Product Research and Development

In order to maintain its competitive position, the Company continuously seeks to improve and enhance its line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry.  Some projects are originated by Company personnel while others are initiated by customers.  The Company has, from time to time, entered into agreements with customers to design and develop new products.  For the years ended December 31, 2003, 2002 and 2001, Company-sponsored research and development expenses were $2.1 million, $2.3 million and $2.4 million, respectively.

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

Backlog

The Company’s manufacturing operations are driven by actual and forecasted customer demand. The Company’s backlog of unfilled orders was approximately $3.7 million, $5.2 million and $7.8 million at December 31, 2003, 2002 and 2001, respectively.  It is anticipated that 2003 backlog orders will be filled in 2004.

Marketing and Customers

The Company’s products are marketed in the United States through a network of independent distributors and salaried sales representatives.  The principal purchasers of Company products are major soft drink companies, bottlers, breweries, beverage equipment dealers, restaurants, convenience stores and other end users.

Substantially more than half of the Company’s sales are derived from, or influenced by, The Coca-Cola Company.  Lancer is a preferred supplier to The Coca-Cola Company.  Direct sales to The Coca-Cola Company, the Company’s largest customer, accounted for approximately 28%, 35% and 36% of the Company’s total net sales for the years ended December 31, 2003, 2002 and 2001, respectively.  None of the Company’s customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of Lancer products.  Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company.  Lancer does not expect any significant, long-term volume or price reductions in its business with The Coca-Cola Company.  If they were to occur, however, such reductions would have a material adverse impact on the Company’s financial position and its results of operations.

The Company and The Coca-Cola Company have entered into a master development agreement that governs development of various products.  Products that are developed pursuant to this agreement may be sold only to The Coca-Cola Company or its designated agents.  The agreement generally provides that The Coca-Cola Company will also retain the rights to any tooling it pays for and any resulting patents.  The Company is obligated under the development agreement to make its manufacturing capabilities available for the benefit of The Coca-Cola Company as they relate to, and are required for, selected projects.  The Company supplies engineering and research and development personnel, designs, develops and creates prototypes, and obtains either an exclusive or a non-exclusive license to manufacture and market the resulting products.  Generally, the Company warrants all such products for one year.  The Coca-Cola Company may terminate the development agreement at any time, subject to certain conditions.

The Company and The Coca-Cola Company have also entered into agreements under which the Company remanufactures used products owned by The Coca-Cola Company.

International Sales

For the years ended December 31, 2003, 2002 and 2001, the Company’s sales to customers outside the United States were approximately 36%, 32% and 30% of total net sales, respectively.  The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia.  The Company manufactures products in Australia and Mexico, and operates warehouses in Belgium, Ecuador, New Zealand, and the United Kingdom.

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

Financial Information About Segments and Geographic Areas

The Company organizes its business into the following geographical segments:  the North America region, the Latin America region, the Asia/Pacific region, and the Europe region.  The North America region consists of the United States and Canada.  The Europe region includes the Middle East and Africa.  The Brazil segment is reported as discontinued operations for 2003, 2002 and 2001 in the Consolidated Statement of Operations.  See Notes to Consolidated Financial Statements, Note 2 -Discontinued Operations.

The Company’s net sales and operating income for 2003, 2002 and 2001 follow (amounts in thousands):

	North America	Latin America	Asia/Pacific	Europe
Net Sales:
2003	$75,924	$7,690	$21,645	$8,241
2002	97,575	13,351	18,555	9,534
2001	87,770	9,816	15,303	9,856

Operating Income:
2003	$10,517	$117	$3,660	$27
2002	17,430	1,979	1,785	1,360
2001	11,115	587	1,446	1,601

Additional financial information about segments and geographic areas is set forth in Notes to Consolidated Financial Statements, Note 13 - Segment and Geographic Information.

Competition

The business of manufacturing and marketing beverage dispensing systems and related equipment is highly competitive and is characterized by rapidly changing technology.  Competition is primarily based upon product suitability, reliability, technological development and expertise, price, product warranty and delivery time.  The Company believes its competitive position is strong because of its ability to tailor quality products and service to fit the needs of its main customers.  The Company frequently competes with other companies that have substantially greater financial resources than the Company, which can be a disadvantage.  The Company has been able to compete successfully in the past, however, and believes it will be able to do so in the future.

Employees

As of December 31, 2003, the Company had 1,197 full-time employees of whom 56 were engaged in engineering and technical support, 931 in manufacturing, 110 in marketing and sales and 100 in general management and administrative positions.  There are 415 employees that work in the United States, primarily at the Company’s facilities in San Antonio, Texas.  There are 588 employees that work at the Company’s facility in Piedras Negras, Mexico, and a total of 125 people are employed by the Company’s subsidiaries in Australia and New Zealand.  Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia.  None of the U.S. employees are represented by a union or are subject to collective bargaining agreements.  Substantially all full-time United States employees are eligible to participate in the Company’s employee profit sharing plan and various other benefit programs.

Intellectual Property

The Company presently owns 82 United States patents and numerous corresponding foreign patents.  Additionally, it has 30 pending U.S. patent applications and corresponding foreign patent applications.  The Company’s products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components.  The patents have a remaining life of 1 to 18 years.  Management does not believe the expiration of such patents will have a significant adverse impact on continuing operations.

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

Seasonality

The Company’s net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company’s customers.  See Notes to Consolidated Financial Statements, Note 12 – Quarterly Financial Information.

ITEM 2.                   PROPERTIES

The Company’s primary manufacturing and administrative facility is located in San Antonio, Texas. The Company-owned 346,000 square foot building is located on a 40-acre tract of land in the southeast sector of San Antonio.  In Piedras, Negras, Mexico, the Company owns two buildings with a combined 195,000 square feet of manufacturing, warehouse and office space, and leases an additional 30,000 square foot warehouse facility. The Company also leases a small facility in Auckland, New Zealand, a 42,846 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Brisbane, Melbourne, and Sydney, Australia; Brussels, Belgium; Quito, Ecuador; Cheshire, England; and Monterrey, Mexico.  The Company leases approximately 233,000 square feet of space throughout the world.

Total net rent expense for real estate was $1.1 million, $1.0 million and $1.2 million in 2003, 2002 and 2001, respectively.  Total rent expense includes $89,000 in 2003, 2002 and 2001 for certain properties leased from a partnership controlled by certain shareholders.  See Item 13 - Certain Relationships and Related Transactions for more information and Notes to Consolidated Financial Statements, Note11 - Commitments and Contingencies -.

ITEM 3.                   LEGAL PROCEEDINGS

In August of 2003, the US Attorney’s Office informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which the Company supplied. On January 13, 2004, the Company received written notice that the SEC had issued a formal order of investigation, dated December 2, 2003,  that appears to concern matters which were the subject of the Audit Committee investigation, including allegations contained in the Matthew Whitley lawsuit against the Coca-Cola Company. The Company is unable at this point to predict the scope or outcome of these investigations. The Company has cooperated, and intends to continue to cooperate, with both the US Attorney’s Office and the SEC investigations.

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges that during the period October 26, 2000 to February 4, 2004, the defendants engaged in a pattern of fraudulent conduct involving the issuance of a series of false and misleading statements because they materially described inaccurately the nature of Lancer’s revenue, with a goal of manipulating the sales of fountain products. The action also alleges that Lancer’s public statements failed to fully reveal that it had major manufacturing problems, which resulted in a high defect rate in its products and that Lancer engaged in a fraudulent scheme with its largest customer, to artificially create demand for a new line of soda machine dispensers that Lancer was manufacturing for the customer to sell to its commercial customers. No specific amount of damages has been claimed.  Neither the Company nor George F. Schroeder has been served with the lawsuit as of the date of this filing.

The Company intends to vigorously defend itself against Plaintiffs’ claims. Due to the uncertainty of litigation, and the early stage of the proceedings, the Company is unable to express an opinion as to the probable or likely outcome of this litigation or an estimate of the amount or range of potential loss in the event of an unfavorable outcome.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the American Stock Exchange (“AMEX”) under the symbol “LAN.”  The following table sets forth the range of high and low market price as reported by the AMEX for the periods indicated.

Market Price For Common Stock

	2004		2003		2002
Quarter	High	Low	High	Low	High	Low
First *	$7.65	$5.95	$10.13	$5.80	$5.80	$4.90
Second	—	—	7.35	5.95	6.99	5.32
Third	—	—	6.90	3.71	6.49	5.14
Fourth	—	—	7.00	4.52	9.35	6.25

•                  The AMEX halted trading in Lancer shares from February 3, 2004 until May 20, 2004.

On May 27, 2004, the closing price of the Company’s common stock, as reported by the AMEX, was $6.20 per share.  On that date, there were 229 holders of record of the Company’s common stock, not including shares held by brokers and nominees.  The Company believes that there are approximately 2,000 beneficial owners of the Company’s common stock.  The Company has not declared a cash dividend on the common stock to date.  It is a general policy of the Company to retain earnings to support future growth.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	332,916	$5.51	470,284
Equity compensation plan not approved by security holders	41,800	$8.13	158,200

Total	374,716	$5.81	628,484

The Company has established the Lancer Corporation Stock Option Plan of 2002, which provides for the grant of options to purchase shares of common stock of the Company to officers and key employees and non-employees of the Company, such as Board members. The plan is administered by the Compensation Committee.  The Company’s executives are encouraged to own shares of Lancer Corporation common stock, thereby aligning the interests of management with those of shareholders and tying executive compensation to long-term company performance. The maximum number of shares underlying the awards under the Option Plan of 2002 is 200,000. All options granted pursuant to this plan expire no later than ten (10) years after the date of grant.    For additional information concerning the Company’s stock option plans, see Notes to Consolidated Financial Statements, Note 6 - Employee Benefit Plans.

ITEM 6.                   SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Net sales	$113,500	$139,015	$122,745	$111,700	$127,775
Gross profit	29,099	37,090	26,868	25,058	21,483
Selling, general and administrative expenses	28,613	27,535	22,235	21,286	21,091
Operating income	486	9,555	4,633	3,772	392
Interest expense	329	1,318	3,128	3,243	3,329
Other (income) expense, net	1,326	(51)	(992)	(346)	(2,869)
Earnings (loss) from continuing operations before income taxes	(1,169)	8,288	2,497	875	(68)
Income tax expense (benefit)	190	2,669	918	342	(121)
Earnings (loss) from continuing operations	(1,359)	5,619	1,579	533	53
Earnings (loss) from discontinued operations	592	(1,613)	(177)	25	(4,620)
Net earnings (loss)	(767)	4,006	1,402	558	(4,567)

Earnings per share:
Basic
Earnings (loss) from continuing operations	$(0.15)	$0.60	$0.17	$0.06	$0.01
Earnings (loss) from discontinued operations	$0.06	$(0.17)	$(0.02)	$—	$(0.51)
Net earnings (loss)	$(0.09)	$0.43	$0.15	$0.06	$(0.50)

Diluted
Earnings (loss) from continuing operations	$(0.15)	$0.60	$0.17	$0.06	$0.01
Earnings (loss) from discontinued operations	$0.06	$(0.17)	$(0.02)	$—	$(0.51)
Net earnings (loss)	$(0.09)	$0.43	$0.15	$0.06	$(0.50)

Weighted average shares outstanding:
Basic	9,356	9,327	9,127	9,125	9,124
Diluted	9,356	9,433	9,315	9,290	9,124

	Years Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$82,278	$92,755	$96,604	$102,392	$103,054
Short-term debt	3,735	7,726	18,318	24,129	22,683
Long-term debt, less current installments	8,268	9,808	11,872	12,724	13,922
Shareholders’ equity	51,963	50,151	44,286	43,533	44,476

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company’s expectations of future financial results. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain and the Company can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to:

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

•                  the results of the Securities and Exchange Commission (“SEC”) and United States Attorney (“US Attorney”) investigations (See the “Background” section below);

•                  losses from litigation, including the current purported class action; and

•                  All other factors described herein under “Risk Factors.”

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

Background

In June 2003, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) began conducting an internal investigation (the “Investigation”). The Investigation was related to allegations raised by a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley. Although the Company was not a defendant to the lawsuit, certain  allegations contained in the lawsuit specifically involved the Company. The Investigation was later expanded to include allegations raised in certain press articles.

The Company’s former independent auditors, KPMG LLP, advised that, until the Investigation was complete, they would not be able to complete their review of the Company’s consolidated financial statements for the second and third quarters of 2003. Therefore, the Company was unable to file its quarterly reports for the second and third quarters with the Securities and Exchange Commission (the “SEC”). On December 5, 2003, the Company provided financial information for the second and third quarters of 2003 in exhibits to a Form 8-K, in order to provide information to the investing public while the Investigation continued.

The Company’s inability to file its quarterly report for the second quarter of 2003 with the SEC on a timely basis violated the American Stock Exchange (“AMEX”) continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. The Company submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. Since the initial acceptance, the Company has had to revise the plan with the approval of AMEX in order to accommodate new developments, including the

Company’s inability to file its annual report on Form 10-K for 2003 and its quarterly report on Form 10-Q for the first quarter 2004. The plan currently indicates that the Company expects to regain compliance with the listing standards on or near June 30, 2004. By accepting the plan and its revisions, AMEX has provided the Company with an extension of time in order to regain compliance and is allowing the Company to maintain its listing, subject to periodic progress reviews by the AMEX staff. If the Company does not make progress consistent with the plan or regain compliance in a time and manner acceptable to AMEX, the AMEX staff could initiate delisting procedures. The Company intends to make all efforts to comply fully with the plan, although no assurance can be made that it will achieve compliance by the target date or otherwise progress in a manner acceptable to AMEX.

In August of 2003, the United States Attorney’s Office for the Northern District of Georgia (the “US Attorney’s Office”) informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney’s Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect the Company’s business. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations. This could adversely affect our business, financial condition, operating results, and cash flow.

On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary of the Investigation findings. On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that they had determined that likely illegal acts, which had been the subject of the Investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company’s financial statements. Additionally, KPMG indicated that information had come to their attention that caused them to conclude that the Company’s accounting for revenue recognition in connection with sales of equipment to Coca-Cola North America Fountain in the years ended December 31, 2001 and 2002 is not correct and has raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from KPMG which outline these assertions and have responded to them in a Form 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004, which have also been filed hereto as Exhibits 99.1, 99.2 and 99.3.

On March 1, 2004, the Audit Committee engaged BDO Seidman, LLP (“BDO”) as the Company’s new independent auditor to audit the Company’s financial information for 2003 and preceding fiscal years and review financial information for prior quarterly periods. This process of audit and review was completed by BDO on June 16, 2004, 2004. The Company believes that the filing of this Form 10-K along with the filing of the Form 10-Q/A for the first quarter 2003, the Forms 10-Q for the second and third quarters of 2003 and the first quarter of 2004, and the Form 10-K/A for the fiscal year ended December 31, 2002, make the Company current with their reporting obligations with the SEC.

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges that during the period October 26, 2000 to February 4, 2004, the defendants engaged in a pattern of fraudulent conduct involving the issuance of a series of false and misleading statements because they materially described inaccurately the nature of Lancer’s revenue, with a goal of manipulating the sales of fountain products. The action also alleges that Lancer’s public statements failed to fully reveal that it had major manufacturing problems, which resulted in a high defect rate in its products and that Lancer engaged in a fraudulent scheme with its largest customer, to artificially create demand for a new line of soda machine dispensers that Lancer was manufacturing for the customer to sell to its commercial customers. No specific amount of damages has been claimed. Neither the Company nor George F. Schroeder has been served with the lawsuit as of the date of this filing.

Although the Company as a whole has faced adversity from the several potentially distracting events that transpired in the years 2003 and 2004, the Company has maintained its high level of quality business operations, solidified its existing business relationships and continued to enhance its competitive position through its dedication to providing quality products and service. Management expects to continue to execute its existing business plan in new markets and look for opportunities to increase market share in existing markets.

Results of Operations

Continuing Operations

Revenues by Geographic Segment

(Amounts in thousands)

				% Change
	2003	2002	2001	2003 vs 2002	2002 vs 2001
North America	$75,924	$97,575	$87,770	-22%	11%
Latin America	7,690	13,351	9,816	-42%	36%
Asia/Pacific	21,645	18,555	15,303	17%	21%
Europe	8,241	9,534	9,856	-14%	-3%
	$113,500	$139,015	$122,745	-18%	13%

Revenues.  Net sales in 2003 declined 18%, after increasing 13% in 2002.  Changes in unit volume caused substantially all of the year-to-year sales fluctuations.  Currency exchange rate fluctuations had a positive impact of 3% on net sales in 2003, and 1% in 2002. In the North America region, Lancer’s largest market, weak overall market conditions in the foodservice equipment industry decreased the demand for Lancer products.  Additionally, sales were negatively affected by a significant customer’s restructuring activities in early 2003. In the Latin America region, sales fell sharply in 2003, following a considerable sales increase in 2002. These fluctuations were driven by the Company’s sales in Mexico, which were bolstered in 2002 by an unusually large order that was shipped in the second half of that year. The lack of similar large orders affected the region’s performance in 2003, as did the continuing poor economic conditions that have impacted much of Latin America.  Currency exchange rate movements had a negative impact on Latin America sales of 3% in 2003.  Higher 2003 sales in the Asia/Pacific region were attributable to exchange rate fluctuations, which had an 18% positive impact on sales in the region.  The opening of a sales office in Melbourne, Australia and the acquisition of a service operation in Brisbane, Australia contributed to sales growth in 2002.  The Company’s performance in the more mature Asia/Pacific markets of Australia and New Zealand was stable, while demand in many of the developing Asian economies continued to be weak. In Europe, sales in 2003 declined despite a 13% positive impact from currency exchange rate fluctuations.  The overall sales decline in the region was due to continued poor demand for fountain equipment in the region, and production problems with one of the Company’s valve products.  Valve shipments rebounded in the fourth quarter of 2003.

Gross margin.  Gross margin was 25.6%, 26.7% and 21.9% in 2003, 2002 and 2001, respectively.  In 2003, reduced manufacturing spending partially offset the negative impact of lower factory output.  Additionally, the Company increased its warranty reserve during the second quarter of 2003, which resulted in additional warranty expense of $0.3 million.  The Company also took a charge of approximately $1.2 million relating to inventory that was intended for use in the production of a customer’s beverage dispensing platform, and which is unlikely to be used.  For more information on this charge, see the “Outlook” section below.  Gross margin increased in 2002 over 2001 levels because of a more favorable product mix, and because of the higher factory output to support the strong demand in 2002.  Higher manufacturing volume tends to have a positive impact on gross margin because a significant portion of the Company’s manufacturing costs is fixed.

Operating expenses.  Selling, general and administrative expenses were $28.6 million, $27.5 million and $22.2 million in 2003, 2002 and 2001, respectively.  Spending rose $1.1 million in 2003, driven by $2.5 million of costs associated with the investigation conducted by the Audit Committee and the investigations conducted by the SEC and the US Attorney’s Office.  Additionally, the strengthening of foreign currencies against the U.S. dollar caused expenses to increase by $0.8 million in 2003.  These increases were partially offset by a $2.0 million decline in 2003 of variable compensation costs based on the Company’s operating performance. In 2002, much of the spending increase was related to a $3.4 million increase in employee compensation and benefits, most of which was variable based upon Company performance. Also in 2002, professional fees rose $0.8 million, and bad debt expense rose $0.3 million, primarily from customers in Latin America.

Non-Operating Income/Expenses.

•                  Interest expense was $0.3 million in 2003, down from $1.3 million in 2002, and $3.1 million in 2001.  Lower average borrowings, combined with lower average interest rates attached to those borrowings, have caused interest expense to decline in recent years.

•                  Loss from joint ventures was $0.2 million, $0.7 million and $0.3 million in 2003, 2002 and 2001, respectively.  During 2003, the Company’s 50% owned joint venture Lancer FBD Partnership, Ltd. (“Lancer FBD”) impaired $0.5 million of inventory relating to a terminated project.  During the first quarter of 2004, the intended customer for the inventory agreed to reimburse Lancer FBD for the inventory.

•                  During 2003, the Company impaired certain assets, resulting in a loss of $1.2 million.  Included in the total is $0.9 million relating to the writeoff of the Company’s investment in a joint venture whose performance did not support the previous carrying value.

•                  The Company sold its holdings of common stock in Packaged Ice, Inc. during 2003, resulting in a gain of $0.2 million.

•                  In 2001, other income of $1.0 million included a $1.0 million gain relating to the cancellation of a project, and a $0.3 million write-down of the carrying value of an impaired investment.

•                  In 2003, the Company decided to terminate the Domestic International Sales Corporation election for the Company’s subsidiary that exports products from the United States.  The termination resulted in a $0.8 million charge to income tax expense.  Additionally, the IRS completed its audit of the Company’s deduction of its investment in its Brazilian operations, and other matters.  As a result, Lancer reversed certain tax accruals, resulting in an income tax benefit of $0.3 million.

Loss/Income from Continuing Operations.  Loss from continuing operations was $1.4 million in 2003, compared to income of $5.6 million in 2002, and $1.6 million in 2001.  The loss in 2003 was mainly due to the decline in net sales in 2003, and to additional expenses related to the investigation conducted by the Audit Committee and the investigations conducted by the SEC and the US Attorney’s Office.

Discontinued Operations

Lancer decided to close its Brazilian subsidiary during the second quarter of 2002.  The Brazilian subsidiary’s results are now classified as discontinued operations.

Revenue from discontinued operations was $-0- in 2003, $0.5 million in 2002, and $1.1 million in 2001.  During 2002, the Company recognized $2.1 million for the estimated loss from disposal of discontinued operations, and incurred a $0.4 million operating loss from discontinued operations.  Income (net of tax) from discontinued operations was $0.6 million in 2003, a loss of $1.6 million in 2002, and a loss of $0.2 million in 2001.

Outlook

During 2003, the Company took a charge of approximately $1.2 million on inventory unlikely to be used as intended in the production of a customer’s beverage dispensing platform.  The Company believes there are no significant alternative uses for the inventory.  Lancer is seeking reimbursement from the customer for the inventory, as well as for certain expenses relating to the project, but can make no assurance that it will be successful in obtaining any reimbursement.  If it were to receive reimbursement in the future, Lancer would likely recognize income in the amount of the reimbursement.

During the second half of 2003, the Company incurred $2.5 million of expenses relating to the Investigation conducted by the Audit Committee, and the investigations conducted by the SEC and the US Attorney’s Office.  The Company will continue to incur expense from the SEC and US Attorney’s investigations and related matters during 2004.  Additionally, the Company will incur significant additional expense in 2004 from the audit/reaudit of the Company’s financial statements for fiscal years 2000, 2001, 2002 and 2003.

Critical Accounting Policies

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is important to management’s discussion and analysis.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

Critical accounting policies are those that reflect significant judgments and uncertainties and may result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies, see Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Reserve for Slow Moving and Obsolete Inventory

The Company’s provides for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  The Company’ believes that the reserve as of  December 31, 2003 is adequate to provide for expected losses.

Reserve for Medical Costs and Worker’s Compensation

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by payroll deductions.  The estimate of the loss reserves necessary for claims is based on the Company’s estimate of claims incurred as of the end of the year. The Company uses detail lag reports provided by the insurance administrator to determine an appropriate reserve balance. The Company has provided for both reported medical costs and incurred but not reported medical costs in the accompanying Financial Statements.  The Company has a maximum liability of $100,000 per participant per policy year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

The Company is self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the loss reserves necessary for claims are based on the Company’s estimate of claims incurred as of the December 31, 2003. In addition to detail lag reports provided by the insurance administrator, the Company uses an injury report to determine an appropriate reserve balance. The Company has provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the Financial Statements.  In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 to be paid by the Company.  Based upon the Company’s past experience, management believes that the Company has adequately provided for potential losses.  However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company’s financial position or its results of operations.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment.  Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, which range from eighteen months to fifteen years.

The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth.  If an event occurs which would cause us to revise our estimates and assumptions uses in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment chard that could have a material impact on our financial condition and results of operations.

Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value.  The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value.  Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit.  The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, then the Company would recognize an impairment loss.

Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the allowance is based on the Company’s prior collection experience. Specific customers’ financial strength and circumstance also influence the balance. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are cash flows from operations and amounts available under the Company’s lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities.

Cash Provided by Operations and Capital Expenditures

Cash provided by operating activities was $6.7 million, $18.2 million and $11.9 million in 2003, 2002 and 2001, respectively. The decline in 2003 was caused largely by the decline in income from continuing operations, along with declines in accounts payable and accrued expenses. The Company made capital expenditures of $4.1 million in 2003, primarily for the expansion of a production facility in Piedras Negras, Mexico, and for equipment and tooling.  The Company financed the capital spending and $5.5 million of debt reduction primarily with cash provided by operating activities and cash on hand.  Additionally, the Company sold its holdings of common stock in Packaged Ice, Inc., netting proceeds of $0.3 million.  The Company does not expect any significant increase in capital spending requirements in 2004.

Other Debt

The Company has a $1.196 million debt payable outstanding in relation to its discontinued Brazilian operations that was due on December 31, 2001. The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through December 31, 2003 in its financial statements.  During the second quarter of 2003, the payee demanded payment of the debt. The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.  The Company can make no assurance that it will be successful in negotiating such a settlement of the debt. The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company’s ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the terms of the Company’s credit facility. The Company’s lenders have waived the event of default caused by the nonpayment of the Brazilian debt.

Credit Facility

As of December 31, 2003, the Company maintained a credit facility with three lenders. The credit facility included a $25.0 million revolving loan with a December 31, 2003 balance of $1.0 million, and term loans with a combined December 31, 2003 balance of $9.4 million. On December 31, 2003, the Company had cash of $1.1 million, and unused availability of $15.2 million under its revolving loan. As of December 31, 2003, the Company may have been in default under certain provisions of its Seventh Amendment and Restated Credit Agreement, as amended (the “Former Credit Agreement”), as reported by the Company on a Form 8-K filed with the SEC on April 4, 2004.

Under Section 5.1(a) of Former Credit Agreement, the Company was required to deliver copies of its audited consolidated financial statements within 95 days of the end of each fiscal year. The Company was not able to provide such audited financial statements in a timely manner, causing it to be in default of the Former Credit Agreement.

Additionally, other events or circumstances, including but not limited to, (i) the Company’s inability to comply with certain financial covenants, (ii) the Company’s inability to comply with filing requirements under the Exchange Act of 1934, as amended, and (iii) the occurrence of the events described above under “Background” which may be deemed to materially and adversely affect the Company, may have also caused additional defaults under the Former Credit Agreement to have occurred.

On June 30, 2004, the Company and its lenders entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) and all prior defaults were waived. The Credit Agreement (as was the case with the Former Credit Agreement) provides for available borrowings based on certain percentages of accounts receivable and inventory and is collateralized by substantially all of the Company’s assets in the United States. Additionally, the Credit Agreement provides for, among other things, (i) a revolving loan amount of $10.0 million, which was reduced from the prior amount of $25.0 million, (ii) a maturity date for the revolving loan of January 31, 2005, which was accelerated from the prior maturity of July 15, 2005, (iii) an increased interest rate on outstanding balances of Base Rate (which generally approximates prime) plus 2%, from performance pricing based on LIBOR (iv) a waiver of the Company’s defaults and events of default under the Former Credit Agreement, and (v) additional information delivery requirements by the Company, including the delivery of monthly financial statements.

Other

Due mainly to certain “cross-default” provisions, the Company was also in default under certain of its guaranties and a capital lease. All such defaults have been waived as of June 30, 2004.

Contractual Obligations

The following table provides a summary of the Company’s contractual obligations as of December 31, 2003.  Additional details about these items are included in the notes to the consolidated financial statements (amounts in thousands).

	Payments Due by Period
Contractual obligations	2004	2005	2006	2007	2008 and After	Total

Indebtedness	$2,735	$8,136	$132	$—	$—	$11,003

Operating leases	1,090	669	420	368	302	2,849

Other	146	147	—	—	—	293

Total contractual cash obligations	$3,971	$8,952	$552	$368	$302	$14,145

In addition, the balance of the revolving loan portion of the credit facility was $1.0 million at December 31, 2003.

Seasonality

The Company’s net sales in the fourth quarter of its fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of the Company’s customers.  See Note 12 – Quarterly Financial Information in the Notes to Consolidated Financial Statements.

Accounting and Tax Matters

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003)(“Interpretation 46”), “Consolidation of Variable Interest Entities.”  Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003.  The Company determined that it does not have any arrangements or relationships with special-purpose entities.  Application of Interpretation 46 for all other types of variable entities is required for our Company effective March 31, 2004.

Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests.  It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued in April 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Statement is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

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

We are Subject to a Formal SEC Inquiry and an Investigation by the US Attorney.

In August of 2003, the United States Attorney’s Office for the Northern District of Georgia (the “US Attorney’s Office”) informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney’s Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect the Company’s business. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations which could, in turn adversely affect our business, financial condition, operating results, and cash flow. We intend to continue to cooperate with the SEC and comply with the SEC’s requests for information.  We cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

Our Common Stock Has Been Subject to a Delisting Action from The American Stock Exchange.

The Company’s common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “LAN”. Following the Company’s inability to file its quarterly report for the second quarter of 2003 with the SEC on a timely basis, we received notice that we were in violation of the AMEX continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. The Company submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. Since the initial acceptance, the Company has had to revise the plan with the approval of AMEX in order to accommodate new developments, including the Company’s inability to file its annual report on Form 10-K for 2003 and its quarterly report on Form 10-Q for the first quarter 2004. By accepting the plan and its revisions, AMEX provided the Company with an extension of time in order to regain compliance and allowed the Company to maintain its listing, subject to periodic progress reviews by the AMEX staff. We believe that, by filing this Form 10-K and past periodic reports that were deficient or missing, that we are now in compliance with Section 1003(d) of the AMEX Company Guide. However, AMEX has not provided the Company with any final compliance affirmation. If the Company were to continue to be out of compliance or in violation of other AMEX continued listing requirements, AMEX could initiate delisting procedures. The commencement of such delisting procedures and the potential impact on the price of the Company’s common stock could have a material adverse effect on the Company.

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

Reliance Upon The Coca-Cola Company

Substantially more than half of the Company’s sales are derived from or influenced by The Coca-Cola Company. Direct sales to The Coca-Cola Company, the Company’s largest customer, accounted for approximately 28%, 35% and 36% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The Company does not have a long-term supply contract with The Coca Cola Company or its any of its other customers. As a result, The Coca Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by the Company. While the Company does not anticipate the loss or reduction in this business or the imposition or significant price constraints based upon Lancer’s past experience and current relations with The Coca Cola Company, any such occurrence would have a material adverse effect upon the Company and its results of operation.

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

Dividends

Since its inception, the Company has not paid, and it has no current plans to pay, cash dividends on the Common Stock. The Company currently intends to retain all earnings to support the Company’s operations and future growth. The payment of any future dividends will be determined by the Board of Directors based upon the Company’s earnings, financial condition and cash requirements, restrictions in financing agreements, business conditions and other factors the Board of Directors may deem relevant. The Company’s debt financing agreements prohibit the payment of dividends without lender approval.

Voting Power

The directors and executive officers of the Company beneficially own approximately 35% of the outstanding shares of the Common Stock. As a result, the directors and executive officers of the Company will have the ability to affect the vote of the Company’s shareholders on significant corporate actions requiring shareholder approval, including mergers, share exchanges and sales of all or substantially all of the Company’s assets. With such voting power, the directors and executive offers of the Company may also have the ability to delay or prevent a change in control of the Company.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

On December 31, 2003, substantially all of the Company’s $12.0 million of debt outstanding was variable rate debt. Based on exposures on December 31, 2003, if interest rates were to change by one percentage point, the Company’s annual pretax income would be impacted by approximately $0.1 million.

The Company’s only derivative financial instrument in 2003 was an interest rate swap that expired in January 2003.  The Company had no derivative financial instruments at December 31, 2003.

Foreign Exchange Exposure

In 2003, the Company’s subsidiaries with a functional currency other than the United States dollar incurred operating income of $1.3 million. If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $0.1 million, when translated to United States dollars.  This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are hereby incorporated by reference to the Financial Statements beginning at page F-1 of this Form 10-K (the “Financial Statements”).

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2, 2004, KPMG LLP resigned from its position as the Company’s independent auditors, as previously reported by the Company on Form 8-K, filed with the SEC on February 10, 2004 and amended on February 24, 2004 and March 10, 2004.

The Form 8-K and its amendments set forth disagreements as described in Item 304(a)(1)(iv) of Regulation S-K and reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K. The disagreements relate mainly to the scope, findings and conclusions of the investigation and proposed remedial action.

The reportable events that were set forth in the Form 8-K and its amendments relate to KPMG’s stated (i) inability to rely on management’s representations or to be associated with the financial statements due to certain investigation findings as well as the Company’s issuance of the January 30 press release and subsequent press statements, and (ii) conclusion that the accounting for the Company’s revenue recognition in connection with its sales of equipment to Coca-Cola North America Fountain in the years ended December 31, 2001 and 2002 was not correct and that it raised concerns that the accounting was not correct in each of the three quarters of fiscal year 2003.  The sales of equipment to Coca-Cola North America Fountain were made pursuant to an agreement in effect from 2001 to 2002.

The Company’s new independent auditors have audited the Company’s financial information for the years 2000, 2001, 2002  and 2003, including the Company’s revenue recognition in connection with its sales of equipment to Coca-Cola North America Fountain and have determined that the Company’s accounting for the transaction was appropriate. Therefore, there has been no adjustment to the financial statements in relation to this transaction. Since KPMG did not inform the Company what the appropriate accounting method should be in regard to the revenue recognition in connection with its sales of equipment to Coca-Cola North America Fountain, it is not possible to set forth the effect on the financial statements if an alternate accounting method proposed by the former auditors had been followed.

There have been no other transactions or events in 2004 which were similar to those that involved the disagreement or reportable events described above.

ITEM 9A - CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

In January 2004, the Company’s Audit Committee completed its investigation, which began in June 2003. During, and at the conclusion of the investigation, the Audit Committee made recommendations with respect to improvements in the Company’s internal controls. The recommendations included supplementing the internal audit function with external resources, obtaining written confirmation of compliance with the Company’s Code of Conduct on a quarterly basis by certain management employees and annually by all employees, and a review by Internal Audit of electronic and paper record-keeping processes and procedures and implementation of their recommendations. The Company reviewed and made enhancements to electronic and paper record-keeping processes and procedures during the fourth quarter of 2003 and implemented the other recommendations during 2004. Other than as described above, there have been no significant changes during the fourth quarter of 2003 in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that, among other things, they had determined that likely illegal acts, which had been the subject of the Audit Committee investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company’s financial statements. The Company filed a Form 8-K with the SEC on February 10, 2004 (the “Original 8-K”) which set forth certain disclosure relating to the KPMG resignation and the circumstances surrounding the resignation. Subsequently, the Company filed two amendments to the Original 8-K, one filed with the SEC on February 24, 2004 (the “First Amendment”) and the other on March 10, 2004 (the “Second Amendment”).  The Original 8-K, First Amendment and Second Amendment are included hereto as Exhibits 99.1, 99.2 and 99.3 respectively and are hereby incorporated by reference in their entirety to this Item 9A.

In response to the Original 8-K disclosure, KPMG submitted a letter to the Company dated February 20, 2004 (the “KPMG Letter”) which was filed with the First Amendment and is included hereto as part of Exhibit 99.2. The KPMG Letter stated that KPMG believed the investigative report indicated that the Audit Committee’s investigation had uncovered evidence as to the following:

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

•                                          (v) Non-disclosure of related-party transactions; and

•                                          (vi) Improper re-invoicing at the Registrant’s Mexico facility.

The Company filed a response to the various assertions stated in (i) – (vi) above in the First Amendment, which is included hereto as Exhibit 99.2. KPMG subsequently supplied the Company with a letter, which was filed with the Second Amendment and included hereto as part of Exhibit 99.3, that addressed the Company’s conclusions contained in the First Amendment.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of May 27, 2004 regarding the directors and executive officers of Lancer Corporation:

Name	Age	Position

Richard C. Osborne (2)(3)	60	Chairman of the Board and Director
Walter J. Biegler (1)(3)	62	Director
Jean M. Braley (2)(3)	74	Director
Norborne P. Cole, Jr. (1)(2)(3)	62	Director
Olivia F. Kirtley (1)(2)(3)	53	Director
Alfred A. Schroeder	67	Director
George F. Schroeder	64	Director
Christopher D. Hughes	57	President & Chief Executive Officer
Mark L. Freitas	43	Chief Financial Officer
Stonewall J. Fisher	61	Vice-President Legal Affairs and Chief Legal Officer
Scott D. Adams	42	Secretary-Treasurer

(1)          Member of the Audit Committee.  Olivia F. Kirtley is the Chairperson of the Audit Committee.

(2)          Member of the Compensation Committee.  Noborne P. Cole Jr. is the Chairman of the Compensation Committee.

(3)          Member of the Nominating and Corporate Governance Committee.  Walter J. Biegler is the Chairman of the Nominating and Corporate Governance Committee.

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

Ms. Jean M. Braley has served as a director of the Company since 1976.  Ms. Braley has been a private investor since 1985.  She is also a partner in Lancer Properties.  See “Compensation and Certain Transactions.”

Mr. Norborne P. Cole, Jr. has served as a director of the Company since 2001.  He has been a business consultant since 1998.  From 1994 to 1998, Mr. Cole was Managing Director/CEO of Coca-Cola Amatil in Sydney, Australia.  From 1991 to 1994, Mr. Cole was President and CEO of Coca-Cola Bottling, SA in Paris, France.  From 1989 to 1990, he was Regional Manager of Coca-Cola Benelux + Denmark.  Mr. Cole held a number of positions with The Coca-Cola Company and Coca-Cola bottlers from 1966 to 1989.  Mr. Cole serves on the Board of Directors of Papa John’s International, Inc.

Ms. Olivia F. Kirtley has served as a director of the Company since December 1999.  She is a Certified Public Accountant and business consultant.  She is past Chairman of the American Institute of Certified Public Accountants. From 1979 until 2000, Ms. Kirtley held several management positions with Vermont American Corporation, a leading global manufacturer and marketer of power tool accessories, including Vice President of Finance, Treasurer and Director of Tax.  Ms. Kirtley serves on the Board of Directors of Alderwoods Group, Inc., ResCare, Inc. and Papa John’s International, Inc.

Mr. Richard C. Osborne has served as a director of the Company since 2001.  He was elected Chairman of the Board in 2004.  He is currently a Managing Director with Madison Capital Partners, a private equity investment firm.  From 1989 to 1999, Mr. Osborne served as Chairman, Chief Executive Officer and President of Scotsman

Industries, a manufacturer of beverage dispensing equipment, ice machines, display cases, walk-in coolers and refrigeration equipment.  He worked in a variety of positions with Scotsman from 1979 to 1989.  Prior to joining Scotsman, Mr. Osborne worked with The Pillsbury Company and General Motors.

Mr. Alfred A. Schroeder is a co-founder of the Company and served as Chairman of the Board of Directors of the Company from its inception in 1967 until 2004.  His primary responsibilities include conceptual engineering design and new product development.  He is the brother of George F. Schroeder, and is also a partner in Lancer Properties.  See “Compensation and Certain Transactions.”

Mr. George F. Schroeder is a co-founder of the Company.  He served as its Chief Executive Officer from 1967 until 2004, and as a director since 1967.  His primary responsibilities involve managing the Company’s joint venture investments.   He is the brother of Alfred A. Schroeder, and is also a partner in Lancer Properties.  See “Compensation and Certain Transactions.”

Mr. Christopher D. Hughes joined the Company in 2000 as Chief Operating Officer. In 2002, he was named to the additional position of President, and in 2004, he was named Chief Executive Officer. Prior to joining the Company, Mr. Hughes worked for 17 years with Enodis Corporation and its predecessor entity, Scotsman Industries. He served in a variety of senior management positions with Enodis, including Vice-President–Operations of Kysor Warren, President of Booth/Crystal Tips, President of Halsey Taylor, and Vice-President–Operations of Scotsman Ice Systems. Prior to his association with Enodis, Mr. Hughes served as Vice-President–General Manager of Morrison-Knudsen’s Central and Western Transit Operations, and as Vice President–Operations of Mooney Aircraft Corporation in Kerrville, Texas.

Mr. Mark L. Freitas joined the Company in 1998, was named Corporate Controller in 1999, and became Chief Financial Officer in 2003. From 1995 to 1998, Mr. Freitas worked with Bausch & Lomb, Inc., as a Senior Corporate Auditor and Cost Manager.

Mr. Stonewall J. Fisher joined the Company in 1999 as Vice-President, Legal Affairs and Chief Legal Officer.  Prior to joining Lancer, Mr. Fisher was the Managing Partner of the San Antonio, Texas law firm of Lang, Ladon, Green, Coghlan & Fisher for 24 years.  Mr. Fisher is a member of the State Bar of Texas and is also a Certified Public Accountant.

Mr. Scott D. Adams joined the Company in 1996 as Assistant Treasurer, and was named Secretary-Treasurer in 1998.  From 1987 to 1996, Mr. Adams worked in various commercial banking positions, most recently for Wells Fargo Bank and its predecessor First Interstate Bank.

Audit Committee

We have an Audit Committee composed of the following three directors: Olivia Kirtley, Walter Biegler, and Norborne Cole. Our Board has determined that each member of the Audit Committee is “independent,” as defined in the AMEX listing standards.

Following our 2004 Annual Meeting of Shareholders, we intend to constitute an Audit Committee composed of three independent directors.

Our Board of Directors has determined that each member of the audit committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our records, we believe that during 2003 all our directors, officers and 10% or greater beneficial owners timely filed all required Section 16(a) reports.

Code of Ethics

We have adopted a Code of Ethics that applies to executive officers. Our Code of Ethics is available on our website at www.lancercorp.com. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website.

ITEM 11                                                 EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid by the Company to the Chief Executive Officer and the four other most highly paid executive officers for services rendered in all capacities for the years ended December 31, 2003, 2002 and 2001.

					Long Term
					Compensation
		Annual Compensation			Awards
				Other	Securities
				Annual	Underlying	All Other
Name/Title	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)
		($)	($)	($)	(#)	($)

Alfred A. Schroeder (3)	2003	249,995	—	8,535	—	98,230
Chairman of the Board	2002	249,995	116,787	6,672	—	162,228
	2001	230,763	2,008	6,372	12,500	226,550

George F. Schroeder (4)	2003	249,995	—	8,037	—	43,026
Chief Executive Officer	2002	249,995	116,787	4,952	—	177,622
	2001	230,763	2,008	4,584	12,500	139,599

Christopher D. Hughes (5)	2003	214,989	—	8,535	—	—
President and Chief	2002	208,644	98,101	5,500	15,000	46,717
Operating Officer	2001	200,132	1,740	—	—	26,890

Mark L. Freitas (6)	2003	142,566	10,000	5,466	—	—
Chief Financial Officer	2002	112,774	46,455	4,155	—	—
	2001	107,847	937	3,867	—	—

Stonewall J. Fisher	2003	124,987	—	4,402	—	—
Vice-President Legal Affairs and	2002	111,058	37,058	4,096	—	—
Chief Legal Officer	2001	106,810	929	3,880

(1)               These amounts reflect Company contributions to its profit sharing plan and 401K plan for the benefit of the Named Officers for the years indicated.

(2)               These amounts include premiums paid for the benefit of the Named Officers for life insurance policies that commenced in 1994, amounts reimbursed for the payment of tax on the insurance-related compensation, relocation expenses, and other taxable fringe benefits.

(3)               Alfred A. Schroeder served as Chairman of the Board until the first quarter of 2004.

(4)               George F. Schroeder served as Chief Executive Officer until the first quarter of 2004.

(5)               Christopher D. Hughes was appointed Chief Executive Officer in the first quarter of 2004.

(6)               Mark L. Freitas served as Corporate Controller of the Company during 2002, and was named Chief Financial Officer in 2003.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board of Directors consists of four non-employee directors of the Company.  It is authorized to review and consider the Company’s compensation standards and practices.  The Compensation Committee considers suggestions from management and makes recommendations to the Board of Directors concerning the cash compensation to be paid to executive and other officers of the Company and its subsidiaries.  The Committee also administers the Company’s stock option plans and awards long-term compensation in the form of stock options to executive officers and other eligible persons under such plans.

The Company’s executive compensation program is designed to attract and retain talented managers and to motivate such managers to increase profitability and shareholder value over time.  Executive officers’ compensation consists of base salary and benefits and may include incentives in the form of annual cash bonuses and stock options.

In determining base salaries for executive and other officers, the Compensation Committee considers recommendations from the Chief Executive Officer of the Company.  Annual cash bonuses are typically tied to performance targets approved by the Compensation Committee.  Bonuses may also be awarded at the Compensation Committee’s discretion for special individual contributions to the success of the Company.  The Compensation Committee determines the CEO’s compensation based on the same criteria that it uses for other executive officers.

During 2003, the Company maintained a bonus program for executive officers and certain other employees.  Awards were available for achieving goals relating to net sales, earnings before interest and taxes, net earnings per share, and accounts receivable and inventory levels.  Because the Company did not achieve its relevant goals, executive officers did not receive awards under the bonus program.  A $10,000 bonus was awarded to the Chief Financial Officer during 2003 for individual contribution to the Company.

The Compensation Committee believes the base salaries and cash bonuses of its executive officers are set at the levels of comparable companies as measured by market capitalization.  During 2002, the Committee conducted a comprehensive review of the Company’s compensation of its executive officers.  As part of the review, the Committee hired outside consultants to assure that the Company’s compensation practices are competitive, and that they properly align individual rewards with desired Company performance.

Employees, including executive officers and non-employees of the Company or its affiliates who are designated by the Compensation Committee, are eligible to receive grants of stock options from the Company.  Options granted generally have an exercise price equal to the market value of the Common Stock on the date of grant, generally become exercisable in equal annual installments over four years after the date of grant, and are contingent upon the optionee’s continued employment with the Company.  The number of options granted to an individual varies according to his or her individual contribution to the success of the Company.  The Committee intends to make future grants as necessary to focus managers on increasing profitability and shareholder value.

Federal income tax laws impose limitations on the deductibility of compensation in excess of $1 million paid to executive officers in certain circumstances.  Certain performance-based compensation, however, is specifically exempt from such limitations.  The Committee believes the compensation of its executive officers cannot always be based upon fixed formulas, and that the prudent use of discretion in determining compensation is in the best interest of the Company and its shareholders.  In some cases, the Committee, in the exercise of such discretion, may approve executive compensation that is not fully deductible.  The Company, however, does not expect the limitations on deductibility to have a material impact on its financial condition.

Norborne P. Cole, Jr. - Chair
Jean M. Braley
Olivia F. Kirtley
Richard C. Osborne

Compensation of Directors

Directors who are also employees of the Company receive no compensation for serving as a director.  Directors who are not employees of the Company receive a fee of $6,000 per year, plus $1,500 per meeting.  Committee members receive $750 per committee meeting.  Additionally, the Chair of the Audit Committee receives an annual fee of $5,000, and the Chairs of the Compensation Committee and Nominating and Corporate Governance Committee receive an annual fee of $3,000.  During 2003, each director who was not an employee of the Company was eligible to receive an option grant covering 4,000 shares.  The options have an exercise price equal to the market value of the Company’s Common Stock on the date of grant, and expire ten years after the date of grant.  The options vest 20%

on the date of grant, and 20% at the first, second, third, and fourth anniversaries of the date of grant.  Jean M. Braley chose not to receive any stock options in 2003.

Compensation Committee Interlocks and Insider Participation

Ms. Jean M. Braley, a member of the Company’s Compensation Committee, is a partner in Lancer Properties. Lancer Properties is a Texas general partnership that owns the land and building at 235 West Turbo in San Antonio, Texas where a portion of the Company’s operations is located.  The Company leases the premises on a month-to-month basis for $7,400 per month. The Company pays all maintenance expenses, property taxes, assessments and insurance premiums on these facilities.  See Item 13, Certain Relationships and Related Transactions.

Options Exercised During the 2003 Fiscal Year and Fiscal Year End Option Values

The following table discloses, for the Chief Executive Officer, and the other Named Executive Officers, information concerning options exercised during the fiscal year ended December 31, 2003, and the number and value of the options held at the end of fiscal year 2003 based upon the closing price of $6.80 per share of Common Stock on December 31, 2003.

Name/Title	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised In-the Money Options at FY-End Exercisable/Unexercisable

Alfred A. Schroeder (1)	0	0	7,500/	$5,550/
Chairman of the Board			5,000	$3,700

George F. Schroeder (2)	0	0	7,500/	$5,500/
Chief Executive Officer			5,000	$3,700

Christopher D. Hughes (3)	0	0	26,000/	$44,100/
President and Chief			14,000	$21,150
Operating Officer

Mark L. Freitas (4)	0	0	13,000/	$10,560/
Chief Financial Officer			1,000	$2,640

Stonewall J. Fisher	0	0	13,000/	$25,900/
Vice-President Legal Affairs and			2,000	6,475
Chief Legal Officer

(1)   Alfred A. Schroeder served as Chairman of the Board until the first quarter of 2004.

(2)          George F. Schroeder served as Chief Executive Officer until the first quarter of 2004.

(3)          Christopher D. Hughes was appointed Chief Executive Officer in the first quarter of 2004.

(4)          Mark L. Freitas served as Corporate Controller of the Company during 2002, and was named Chief Financial Officer in 2003.

Company Performance

The following graph shows a comparison of cumulative total returns for the Company, the Standard & Poors SmallCap 600 Index, and the Standard & Poors 600 Industrial Machinery (“SPIM”) Index for the five-year period ended December 31, 2003.

The total cumulative return on investment (change in the year end stock price plus reinvested dividends) for each year for the Company, the Standard & Poors SmallCap 600 Index, and the SPIM Index is based on the stock price or composite index on December 31 of each year presented.  The comparison assumes that $100 was invested in the Company’s Common Stock and in each of the other two indices.

	1998	1999	2000	2001	2002	2003
Lancer Corporation	$100.00	$42.05	$52.27	$45.45	$84.55	$61.82
Standard & Poors SmallCap 600	$100.00	$112.40	$125.67	$133.89	$114.30	$158.63
S & P Smallcap 600 Industrial Machinery	$100.00	$100.05	$92.35	$99.31	$93.17	$125.32

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 9, 2004, regarding the beneficial ownership of common stock of Lancer by each person known by Lancer to own 5% or more of the outstanding shares of each class of Lancer’s Common Stock, each director of Lancer, each executive officer of the Company named in the Summary Compensation Table set forth in Item 11 (the “Named Executive Officers”), and the directors and Named Executive Officers of Lancer as a group.  The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

Name of Beneficial Owner and Number of Persons in Group (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Alfred A. Schroeder (2)	1,219,450	12.8
George F. Schroeder (3)	1,334,184	14.1
Walter J. Biegler (4)	11,930	*
Jean M. Braley (5)	456,877	4.8
Norborne P. Cole, Jr. (4)	9,180	*
Olivia F. Kirtley (4)(6)	252,880	2.7
Richard C. Osborne (4)	14,180	*
Mark L. Freitas (7)	14,988	*
Christopher D. Hughes (8)	38,265	*
Stonewall J. Fisher (9)	25,749	*
Bedrock Capital, L.P. (10)	560,000	5.9
James F. Gallivan (11)	570,780	6.0
James C. Smith (12)	757,500	8.0
All directors and executive officers as a group (eleven persons) (13)	3,390,683	35.8

*Less than 1%

(1)          Unless otherwise noted, the address for each beneficial owner is 6655 Lancer Blvd., San Antonio, Texas 78219.

(2)          Includes 10,000 shares purchasable pursuant to options which are exercisable within the next 60 days, and 17,762 shares owned through the Company’s 401K plan.

(3)          Includes 447,525 shares held by trusts for the children of Mr. George F. Schroeder, of which Mr. George F. Schroeder is the trustee, and 10,000 shares purchasable pursuant to options which are exercisable within the next 60 days.

(4)          Includes 4,180 shares purchasable pursuant to options which are exercisable within the next 60 days.

(5)          Includes 265,318 shares held by the William V. Braley Estate Trust for which Ms. Braley serves as sole trustee.

(6)          Includes 174,200 shares jointly owned with Ms. Kirtley’s husband and 69,500 shares owned by Ms. Kirtley’s husband.  Also includes 5,000 shares owned by Ms. Kirtley’s children, in which Ms. Kirtley has disclaimed any beneficial ownership.

(7)          Includes 988 shares owned through the Company’s 401K plan, and 14,000 shares purchasable pursuant to options which are exercisable within the next 60 days.

(8)          Includes 1,565 shares owned through the Company’s 401K plan, and 29,000 shares purchasable pursuant to options which are exercisable within the next 60 days.

(9)          Includes 15,000 shares purchasable pursuant to options which are exercisable within the next 60 days.

(10)    Based on information contained in a Schedule 13D filed with the SEC on May 7, 2004, Bedrock Capital, L.P. beneficially owns 560,000 shares of Lancer Common Stock, and Bedrock Management, L.P. the general partner of Bedrock Capital, L.P. and Bedrock G.P., L.L.C., the general partner of Bedrock Management, L.P. may also be deemed to beneficially own these 560,000 shares.  Bedrock’s mailing address is 8235 Douglas Avenue, Suite 420, Dallas, Texas 75225.

(11)    Based on information contained in a Schedule 13D filed with the SEC on May 7, 2004, Mr. Gallivan beneficially owns 570,780 shares of Common Stock, including the 560,000 shares held by Bedrock Capital, L.P. Mr. Gallivan’s business address is P.O. Box 1320, St. Thomas, U.S. Virgin Islands 00804.

(12)    Based on information contained in a Schedule 13D filed with the SEC on May 7, 2004, Mr. Smith beneficially owns 757,500 shares of Common Stock, including the 560,000 shares held by Bedrock Capital, L.P. and 197,500 shares held by T2, Ltd. Mr. Smith’s business address is P.O. Box 1320, St. Thomas, U.S. Virgin Islands 00804.

(13)    Includes 79,720 shares purchasable pursuant to options which are exercisable within the next 60 days.

A table containing information, as of May 27, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters - Equity Compensation Plan Information.

ITEM 13                                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lancer Properties is a Texas general partnership that owns the land and building at 235 West Turbo in San Antonio, Texas where a portion of the Company’s operations is located.  The Company leases the premises on a month-to-month basis for $7,400 per month. The Company pays all maintenance expenses, property taxes, assessments and insurance premiums on these facilities.  Alfred A. Schroeder, George F. Schroeder and Jean M. Braley, all of whom were directors of the Company during 2003, own 13.33%, 13.33% and 15%, respectively, of Lancer Properties.  The William V. Braley Estate Trust, for which Mrs. Braley serves as sole trustee, also holds a 15% interest in the partnership.

During 2003, Alfred A. Schroeder and George F. Schroeder were indebted to the Company for as much as approximately $13,000 and $93,000, respectively, for cash advances received from the Company prior to 2003.  This indebtedness was evidenced by promissory notes payable to the Company.  The indebtedness accrued interest at a rate of 6.0% per annum, and was payable upon demand.  The indebtedness was paid in full in 2003, so the aggregate balance as of December 31, 2003 was $0.

ITEM 14                                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees for the audit of the Company’s consolidated financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the reviews of the quarterly consolidated financial statements for 2002 and 2003 were $1.3 million.  The estimated aggregate fee pertaining to the 2003 audits and review is approximately $0.3 million.

The Company’s current Principal Accountant is BDO Seidman LLP, who were engaged by the Company on March 1, 2004. BDO Seidman LLP replaced our former auditors KPMG, LLP, who resigned on February 2, 2004 and withdrew their December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. During the fiscal years ended December 31, 2003 and December 31, 2002, fees for services provided by BDO Seidman LLP and KPMG, LLP were as follows:

	December 31,
	2003	2002
Audit Fees
BDO Seidman LLP for 2003 and Prior years	$1,300,000	$—
KPMG, LLP	$81,470	$295,980
Total	$1,381,470	$295,980

Tax Fees
KPMG, LLP	$11,598	$18,238

Other services
KPMG, LLP	$134,489	$11,535

Other Services include amounts paid to KPMG, LLP for additional work performed during the Audit Committee Independent investigation, We were not billed for any other services by BDO Seidman LLP.

PART IV

ITEM 15                                                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) Exhibits:

3.1*	Registrants Articles of Incorporation and amendments thereto.
3.2*	Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate, $0.01 par value, of Registrant.
10.1*	Lancer Corporation Profit Sharing Plan.
10.2*	1992 Non-Statutory Stock Option Plan.
10.3#	Lancer Corporation Stock Incentive Plan, Effective Date March 1, 1996.
10.4+++	Lancer Corporation Stock Option Plan of 2002.
10.5*	Master Development Agreement, dated January 12, 1984, between Lancer Corporation and The Coca-Cola Company.
10.6+	Master Lease and Supplement between The Frost National Bank and Lancer Partnership, Ltd.
10.7*	Net Lease Agreement, dated July 1, 1974, between Lancer Corporation and Lancer Properties dated as of June 3, 1977.
10.8

Amended and Restated Credit Agreement dated June 30, 2004 between Lancer Partnership, Ltd. and Lancer DE Mexico, S.A. de C.V., as Borrowers, Lancer Corporation and certain of its subsidiaries as Guarantors, and The Frost National Bank, as Agent.

10.9++	Stock Pledge between Lancer Corporation and The Frost National Bank.
10.10++	Guaranty between Lancer Corporation and certain of its subsidiaries and The Frost National Bank.
10.11	Guaranty between Advanced Beverage Solutions and The Frost National Bank.
10.12	Form of Reaffirmation of Guaranty between Lancer Corporation and certain of its subsidiaries and the Frost National Bank.
10.13***	Security Agreement between Lancer Corporation and certain of its subsidiaries and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.14	Security Agreement between Advanced Beverage Solutions, LLC and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
10.15	Form of Amendment to the Security Agreement between Lancer Corporation and certain of its subsidiaries and The Frost National Bank, Harris Trust and Savings Bank, and Whitney National Bank.
21.1	List of Significant Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman LLP.
31.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Current Report on Form 8-K, filed with the Commission on February 10, 2004.
99.2	First Amendment to the Current Report on Form 8-K, filed with the Commission on February 24, 2004.
99.3	Second Amendment to the Current Report on Form 8-K, filed with the Commission on March 10, 2004.

* These exhibits are incorporated by reference to the Registrant’s Registration Statement No. 33-82434 filed on Form S-1 with the Securities and Exchange Commission (the “Commission”) on August 5, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement with the Commission on August 23, 1994.

++ These exhibits are incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1995, filed with the Commission on August 14, 1995.

# This exhibit is incorporated by reference to the Registrant’s Proxy dated April 22, 1996, filed with the Commission on April 24, 1996.

## These exhibits are incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998.

### This exhibit is incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 17, 1998.

*** This exhibit is incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 13, 2000.

+ This exhibit is incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002.

+++ This exhibit is incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, filed with the Commission on March 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes		June 28, 2004
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER D. HUGHES	President and Chief Executive Officer	June 28, 2004
Christopher D. Hughes	(principal executive officer)	Date

/s/ MARK L. FREITAS	Chief Financial Officer	June 28, 2004
Mark L. Freitas	(principal financial officer, principal accounting officer)	Date

/s/ RICHARD C. OSBORNE	Chairman of the Board	June 28, 2004
Richard C. Osborne		Date

/s/ WALTER J. BIEGLER	Director	June 28, 2004
Walter J. Biegler		Date

/s/ JEAN M. BRALEY	Director	June 28, 2004
Jean M. Braley		Date

/s/ NORBORNE P. COLE, JR.	Director	June 28, 2004
Norborne P. Cole, Jr.		Date

/s/ OLIVIA F. KIRTLEY	Director	June 28, 2004
Olivia F. Kirtley		Date

/s/ ALFRED A. SCHROEDER	Director	June 28, 2004
Alfred A. Schroeder		Date

/s/ GEORGE F. SCHROEDER	Director	June 28, 2004
George F. Schroeder		Date

LANCER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Lancer Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Lancer Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three-years in the period ended December 31, 2003. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three-years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” effective January 1, 2002.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Dallas, Texas
June 16, 2004

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

(Amounts in thousands, except share data)

ASSETS

	December 31, 2003	December 31, 2002

Current assets:
Cash	$1,129	$3,241
Receivables:
Trade accounts and notes	14,226	17,265
Other	1,268	1,039
	15,494	18,304
Less allowance for doubtful accounts	(745)	(979)

Net receivables	14,749	17,325

Inventories, net	24,502	29,094
Prepaid expenses	474	264
Tax refund receivable	225	—
Deferred tax asset	568	285

Total current assets	41,647	50,209

Property, plant and equipment, at cost:
Land	1,432	1,432
Buildings	22,211	21,837
Machinery and equipment	22,769	22,073
Tools and dies	12,709	12,137
Leaseholds, office equipment and vehicles	10,796	10,165
Assets in progress	2,597	1,455
	72,514	69,099
Less accumulated depreciation and amortization	(38,395)	(34,224)

Net property, plant and equipment	34,119	34,875

Long-term receivables ($0 and $106 due from officers, respectively)	12	127
Long-term investments	1,786	2,303
Intangibles and other assets, at cost, less accumulated amortization	4,714	5,241

	$82,278	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2003 and 2002

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2003	December 31, 2002

Current liabilities:
Accounts payable	$6,609	$10,141
Current installments of long-term debt	2,735	2,726
Line of credit with bank	1,000	5,000
Deferred licensing and maintenance fees	1,021	1,449
Accrued expenses and other liabilities	6,964	7,977
Taxes payable	—	182
Total current liabilities	18,329	27,475

Deferred tax liability	1,175	2,342
Long-term debt, excluding current installments	8,268	9,808
Deferred licensing and maintenance fees	2,396	2,686
Other long-term liabilities	147	293

Total liabilities	30,315	42,604

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value: 50,000,000 shares authorized; 9,426,121 issued and 9,361,895 outstanding in 2003, and 9,396,121 issued and 9,336,931 outstanding in 2002	94	93

Additional paid-in capital	12,848	12,710

Accumulated other comprehensive income (loss)	6	(2,389)

Deferred compensation	(92)	(169)

Retained earnings	39,467	40,234

Less common stock in treasury, at cost; 64,226 shares in 2003 and 59,190 shares in 2002	(360)	(328)

Total shareholders’ equity	51,963	50,151

	$82,278	$92,755

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except share data)

	2003	2002	2001

Net sales	$113,500	$139,015	$122,745
Cost of sales	84,401	101,925	95,877
Gross profit	29,099	37,090	26,868

Selling, general and administrative expenses	28,613	27,535	22,235
Operating income	486	9,555	4,633

Other (income) expense:
Interest expense	329	1,318	3,128
Loss from joint ventures	217	653	296
Minority interest	—	(55)	(239)
Other, net	1,109	(649)	(1,049)
	1,655	1,267	2,136
Income (loss) from continuing operations before income taxes	(1,169)	8,288	2,497

Income tax expense (benefit):
Current	1,430	1,440	1,319
Deferred	(1,240)	1,229	(401)
	190	2,669	918

Income (loss) from continuing operations	(1,359)	5,619	1,579

Discontinued operations:
(Loss) from operations of discontinued Brazilian subsidiary	(196)	(2,442)	(268)
Income tax benefit	788	829	91
Income (loss) from discontinued operations	592	(1,613)	(177)
Net (loss) earnings	$(767)	$4,006	$1,402

Common Shares Outstanding:
Basic	9,356,082	9,326,529	9,127,062
Diluted	9,356,082	9,433,193	9,314,789

Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$(0.15)	$0.60	$0.17
Earnings (loss) from discontinued operations	$0.06	$(0.17)	$(0.02)
Net earnings (loss)	$(0.09)	$0.43	$0.15

Diluted
Earnings (loss) from continuing operations	$(0.15)	$0.60	$0.17
Earnings (loss) from discontinued operations	$0.06	$(0.17)	$(0.02)
Net earnings (loss)	$(0.09)	$0.43	$0.15

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except share data)

	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2000	$91	$11,933	$(3,317)	$—	$34,826	$—	$43,533
Comprehensive income:
Net earnings					1,402		1,402
Cumulative translation adjustment			(817)				(817)
Reclassification adjustment for realized loss included in net income, net of tax			172				172
Unrealized loss on derivative instruments:
Initial loss upon Adoption of SFAS No. 133			(51)				(51)
Reclassification adjustment for loss included in interest expense			37				37
Total comprehensive income:							743
Exercise of 2,900 stock options	—	10	—	—	—	—	10
Balance December 31, 2001	91	11,943	(3,976)	—	36,228	—	44,286
Comprehensive income:
Net earnings					4,006		4,006
Cumulative translation adjustment			1,567				1,567
Unrealized gain on investment, net of tax			6				6
Unrealized loss on derivative instruments:
Reclassification adjustment of loss included in interest expense			14				14
Total comprehensive income:							5,593
Exercise of 268,362 stock options for cash and by surrender of shares	2	372				(328)	46
Compensatory element of stock options granted		395	—				(395)
Amortization of deferred compensation				226			226
Balance December 31, 2002	93	12,710	(2,389)	(169)	40,234	(328)	50,151
Comprehensive income:
Net earnings					(767)		(767)
Cumulative translation adjustment			2,395				2,395
Total comprehensive income:							1,628
Exercise of 30,000 stock options for cash and by surrender of shares	1	138				(32)	107
Amortization of deferred compensation				77			77
Balance December 31, 2003	$94	$12,848	$6	$(92)	$39,467	$(360)	$51,963

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	2003	2002	2001
Cash flow from operating activities:
Net (loss) earnings	$(767)	$4,006	$1,402
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,328	4,959	4,816
Deferred licensing and maintenance fees	(718)	(1,638)	1,126
Deferred income taxes	(1,393)	844	(453)
Loss (gain) on sale and disposal of assets	279	(4)	(6)
Write-down of Brazilian assets, net of taxes	—	1,548	—
Loss on impairment	1,053	30	279
Gain on sale of long-term investment	(220)	—	—
Minority interest	—	(55)	(239)
Loss from joint ventures	217	653	296
Stock-based compensation expense	77	226	—
Changes in assets and liabilities:
Receivables	4,143	1,167	(1,532)
Prepaid expenses	(210)	391	(13)
Income taxes receivable	(225)	—	—
Inventories	5,825	3,145	7,678
Other assets	(492)	(649)	(720)
Accounts payable	(4,748)	1,857	(868)
Accrued expenses	(1,291)	2,502	(239)
Income taxes payable	(154)	(762)	343
Net cash provided by operating activities	6,704	18,220	11,870
Cash flow from investing activities:
Proceeds from sale of assets	89	20	52
Acquisition of property, plant and equipment	(4,145)	(3,658)	(3,998)
Acquisition of subsidiary company	—	(252)	—
Sale (purchase) of long-term investments	321	(502)	7
Net cash used in investing activities	(3,735)	(4,392)	(3,939)
Cash flow from financing activities:
Net (payments) under line of credit agreements	(4,000)	(10,600)	(5,400)
Proceeds from issuance of long-term debt	—	—	697
Retirement of long-term debt, net of proceeds	(1,531)	(2,056)	(1,960)
Net proceeds from exercise of stock options	138	46	10
Net cash used in financing activities	(5,393)	(12,610)	(6,653)
Effect of exchange rate changes on cash	312	174	(200)
Net (decrease) increase in cash	(2,112)	1,392	1,078
Cash at beginning of period	3,241	1,849	771
Cash at end of period	$1,129	$3,241	$1,849

Supplemental cash flow informaton:
Cash paid for interest	$594	$1,658	$2,954
Cash paid for (refunded) for income taxes	$(1,200)	$1,200	$—

See accompanying notes to consolidated financial statements

LANCER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Nature of Operations

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

Principles of Consolidation

The consolidated financial statements include the accounts of Lancer Corporation and all domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated. Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.  Accordingly, the share of the earnings (losses) of these companies is included in consolidated income.  The Company periodically evaluates whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense to that the carrying amount equals the future discounted cash flows.

Concentrations of Credit Risk

The Company has accounts receivable from customers in the food service and beverage industry and is not concentrated in any specific geographic region.  The Company has receivables from one major customer - See Note 13 - Segment and Geographic Information. The food and beverage industry may be affected by economic factors, which may impact the account receivable generally; the company does not require collateral from customers.

Accounts Receivable Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the allowance is based on the Company’s prior collection experience. Specific customers’ financial strength and circumstance also influence the balance. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products.  The Company has taken these items into consideration in valuing its inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 5 to 39 years.  Long-lived assets are evaluated annually for possible impairment adjustments, which may be required.  See note 2 for discussion of discontinued operations.

Depreciation expense was $4.9 million, $4.7 million and 4.5 million for the years ended December 31, 2003, 2002 and 2001 respectively. Maintenance, repair and purchases of small tools and dies are expensed as incurred.

Long-term Investments

The Company owns a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems.  The investment is accounted for under the equity method.  The developer of the technology utilized by the joint venture owns the remaining 50%.  The joint venture owns the rights to that technology. (See Note 3 - Investment in Joint Ventures.)

The Company purchased a 50% interest in a joint venture, Lauch Lancer LLC, d.b.a. Moo Technologies, which markets concentrated shelf-stable milk for foodservice customers.  The investment is accounted for under the equity method.  The developer of the technology utilized by the joint venture owns the remaining 50%.  The joint venture owns the right to that technology.  The joint venture is a development stage enterprise that reported an operating loss and no revenue in for the years ended December 31, 2003 and 2002. (See Note 3 - Investment in Joint Ventures.).

Also included in long-term investments in 2002 is an investment in the common stock of Packaged Ice, Inc., a company that sells ice bagger machines manufactured by the Company.  Lancer owns less than 10% of the common stock of Packaged Ice, Inc.  The investment, accounted for as an available-for-sale security, is recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income.  The fair value is determined by quoted market prices. The Company sold its holdings in common stock of Package Ice, Inc. during 2003, resulting in a gain of $0.2 million.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment. The Company adopted the provisions of SFAS 142 on January 1, 2002.  Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, which range from eighteen months to fifteen years.

The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth.  If an event occurs which would cause us to revise our estimates and assumptions uses in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.

Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value.  The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value.  Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit.  The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, then the Company would recognize an impairment loss. Based on the impairment testing, no impairment occurred in 2002 and 2003.

The Company has approximately $1.9 million of goodwill, net of accumulated amortization of $0.8 million, at December 31, 2003 and 2002, respectively.  Amortization expense related to goodwill for the year ended December

31, 2001 was $0.2 million. A reconciliation of the effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share is as follows (Amounts in thousands, except share data):

	2003	2002	2001

Net (loss) earnings	$(767)	$4,006	$1,402
Add back goodwill amortization (net of tax effect)	—	—	147
Adjusted net (loss) earnings	$(767)	$4,006	$1,549

Basic earnings per common share:
Net (loss) earnings	$(0.09)	$0.43	$0.15
Add back goodwill amortization (net of tax effect)	—	—	0.02
Adjusted net (loss) earnings	$(0.09)	$0.43	$0.17

Diluted earnings per common share:
Net (loss) earnings	$(0.09)	$0.43	$0.15
Add back goodwill amortization (net of tax effect)	—	—	0.02
Adjusted net (loss) earnings	$(0.09)	$0.43	$0.17

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

The Company has approximately $3.0 million and $3.2 million of intangible assets, net of accumulated amortization of $1.1 million and $0.7 million, at December 31, 2003 and 2002, respectively.  Amortization expense related to other intangible assets was $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Estimated amortization expense is $0.2 million for each of the five years ending December 31, 2008.

Derivative Instruments

The Company accounts for derivative instruments using the principles of Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities.  SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value.  The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of interest rate swap agreements.  The Company entered into the swap agreements to effectively fix the interest rate on a portion of its debt in order to lessen the Company’s exposure to floating rate debt.  Changes in the fair value of those derivatives are recorded in income.  The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $51 thousand, which is recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months.  As of December 31, 2003 and 2002, the fair value of the interest rate swap agreements was a liability of $-0- thousand and $53 thousand respectively, which is included in accrued expenses in the accompanying financial statements.   The Company recognized in interest expense $2 thousand, $14 thousand and $37 thousand relating to the transition adjustment for 2003, 2002 and 2001, respectively.  Changes in the fair value of the interest rate swap agreements reduced interest expense by $53 thousand and $311 thousand in 2003 and 2002, respectively, and increased interest expense by $311 thousand in 2001.

Reserve for Medical Costs and Worker’s Compensation

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by payroll deductions.  The estimate of the loss reserves necessary for claims is based on the Company’s estimate of claims incurred as of the end of the year. The Company uses detail lag reports provided by the insurance administrator to determine an appropriate reserve balance. The Company has provided for both reported medical costs and incurred but not reported medical costs in the accompanying Financial Statements.  The Company has a maximum liability of $100,000 per participant per policy year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

The Company is self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the loss reserves necessary for claims are based on the Company’s estimate of claims incurred as of the December 31, 2003. In addition to detail lag reports provided by the insurance administrator, the Company uses an injury report to determine an appropriate reserve balance. The Company has provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the Financial Statements.  In an effort to provide for catastrophic events, the Company carries an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 to be paid by the Company.  Based upon the Company’s past experience, management believes that the Company has adequately provided for potential losses.  However, multiple occurrences of serious injuries to employees could have a material adverse effect on the Company’s financial position or its results of operations.

Net Earnings (Loss) per Share

The following reconciliation of the numerators and denominators of the basic and diluted per common share computations (Amounts in thousands except share data):

	2003	2002	2001
Basic Earnings (loss) per share
Earnings (loss) from Continuing operations	$(1,359)	$5,619	$1,579
Earnings (loss) from Discontinued operations	592	(1,613)	(177)
Net earnings (loss)	$(767)	$4,006	$1,402

Weighted average common shares outstanding	9,356,082	9,326,529	9,127,062
Net earnings (loss) per share	$(0.09)	$0.43	$0.15

Diluted Earnings (loss) per share
Earnings (loss) from Continuing operations	$(1,359)	$5,619	$1,579
Earnings (loss) from Discontinued operations	592	(1,613)	(177)
Net earnings (loss)	$(767)	$4,006	$1,402

Weighted average common shares outstanding	9,356,082	9,326,529	9,127,062
Incremental shares assuming dilution	—	106,664	187,727
Weighted average diluted common shares outstanding	9,356,082	9,433,193	9,314,789

Net earnings (loss) per share	$(0.09)	$0.43	$0.15

Options to purchase approximately 114,550, 82,550, and 132,250 shares in 2003, 2002 and 2001, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

Revenue Recognition

Revenue is recognized in accordance with the following methods:

(a)          At the time of shipment for all products except for those sold under agreement described in (b). The Company requires a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to the customer. The goods are completely assembled and packaged and the Company has no further performance obligations.

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

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $2.1 million, $2.3 million, and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Stock Options

At December 31, 2003, the Company has two stock option plans, which are described further in Note 6.  The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated in the table below (Amounts in thousands, except share data):

	2003	2002	2001
Net (loss) earnings-as reported	$(767)	$4,006	$1,402
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	51	150	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(112)	(94)	(161)
Net (loss) earnings-pro forma	$(828)	$4,062	$1,241
Net (loss) earnings per basic share-as reported	$(0.09)	$0.43	$0.15
Net (loss) earnings per basic share-pro forma	$(0.09)	$0.44	$0.14

Net (loss) earnings per diluted share-as reported	$(0.09)	$0.43	$0.15
Net (loss) earnings per diluted share-pro forma	$(0.09)	$0.43	$0.13

Weighted-average fair value of options, granted during the period	$3.84	$2.88	$2.02

The fair value of each option granted in 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected life (years)	7	5	4
Interest rate	3.8%	3.0%	4.0%
Volatility	47.1%	42.9%	44.4%
Expected Dividend yield	0.0%	0.0%	0.0%

Comprehensive Income

 Comprehensive income (loss) consists of net earnings, currency translation adjustment, unrealized gain (loss) on investment, and unrealized loss on derivative instruments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.  Reporting of Comprehensive Income requires additional disclosures in the consolidated financial statements but it does not affect the Company’s financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results.  Actual results could differ from those estimates.

Impairment of Long-Lived Assets

Long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review is based on a projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” issued in December 2002, amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25.  The disclosure modifications required for fiscal years ending after December 15, 2002 are included in the notes to these financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003)(“Interpretation 46”), “Consolidation of Variable Interest Entities.”  Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003.  The Company determined that it does not have any arrangements or relationships with special-purpose entities.  Application of Interpretation 46 for all other types of variable entities is required for our Company effective March 31, 2004.

Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests.  It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued in April 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Statement is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

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

Certain information with respect to the discontinued Brazilian operation for the years ended 2003, 2002 and 2001 is as follows (Amounts in thousands):

	Years ended December 31,
	2003	2002	2001

Net sales	$—	$466	$1,092
Pretax (loss) from discontinued operations	—	(378)	(268)
Pretax (loss) on disposal of discontinued operations, net of tax	(196)	(2,064)	—
Income tax benefit	788	829	91
Income (loss) from discontinued operations	$592	$(1,613)	$(177)

During the first quarter of 2003, the IRS completed its audit of the Company’s deduction of its investment in the Brazilian operations, and other matters.  As a result, the Company reversed certain tax accruals resulting in a tax benefit of  $0.7 million from discontinued operations for the year ended December 31, 2003.

Assets and liabilities of the discontinued operation are as follows (Amounts in thousands):

	2003	2002
Current assets	$—	$293
Property, plant and equipment, net	—	29
Current liabilities	(1,208)	(1,499)
Net liabilities of discontinued operation	$(1,208)	$(1,177)

Current liabilities include a $1.196 million note payable that was due on December 31, 2001.  The note payable is more fully described in Note 5 - Long-term Debt and Line of Credit with Banks

3.                                      Investment in Joint Ventures

The Company’s 50% share of net earnings, after elimination of profit in ending inventory, is included in other income. On May 1, 2002, the Company’s joint venture Lancer FBD Partnership, Ltd. that manufactures frozen beverage equipment began selling directly to most third party customers, and paying a commission to the Company of $0.8 million and $0.1 million for the years ended December 31, 2003,and 2002 respectively.  Prior to May 1, 2002, the joint venture sold substantially all of its production to the Company, and the Company distributed the equipment to third party customers. The joint venture sales to the Company were $0.1 million and $3.0 million for the years ended December 31, 2003 and 2002 respectively. The joint venture purchases from the Company were $2.0 million and $0.5 million for the years ended December 31, 2003 and 2002 respectively. The joint venture had a balance due from (to) the Company of $(1.5) million and $(0.8) million at December 31, 2003 and 2002 respectively.

The Company’s joint venture, Lauch Lancer LLC d.b.a. Moo Technologies, is a developmental stage enterprise that reported an operating loss and no revenue in 2003 and 2002.

4.                                      Income Taxes

An analysis of income tax expense (benefit) follows (Amounts in thousands):

	Current	Deferred	Total
2003
Continuing operations:
Federal	$421	$(1,089)	$(668)
State	64	—	64
Foreign	945	(151)	794
Total	$1,430	$(1,240)	$190
Discontinued operations:
Federal	$(66)	$(722)	$(788)

2002
Continuing operations:
Federal	$364	$1,121	$1,485
State	24	—	24
Foreign	1,052	108	1,160
Total	$1,440	$1,229	$2,669
Discontinued operations:
Federal	$(444)	$(385)	$(829)

2001
Continuing operations:
Federal	$362	$(407)	$(45)
State	24	—	24
Foreign	933	6	939
Total	$1,319	$(401)	$918
Discontinued operations:
Federal	$—	$(91)	$(91)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following (Amounts in thousands):

	2003	2002
Deferred tax assets:
Accounts receivable	$198	$229
Inventory	953	1,449
Compensation and benefits	211	353
Net operating loss carryforward, expiring in 2020	2,099	63
Minimum taxes creditable in foreign jurisdictions	570	639
Asset impairments	404	—
US tax credits	1,119	741
Other	50	233
Total gross deferred tax assets	5,604	3,707

Deferred tax liabilities:
Property, plant and equipment	3,408	3,495
DISC income	2,667	1,746
Foreign deferred liabilities	136	523
Total deferred tax liability	6,211	5,764
Net deferred tax liability	$607	$2,057

US tax credits comprise of Increasing Research and Experimentation Credits (R&E) and Alternative Minimum Tax (AMT) credit carry-forward. These credits expire in various years beginning 2019.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

The actual tax expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (Amounts in thousands):

	2003	2002	2001

Computed “expected” tax expense (benefit) from continuing operations	$(398)	$2,818	$849
Increase (decrease) in taxes resulting from:
Effect of tax credits	—	(129)	(118)
Effect of nondeductible expenses	352	78	44
Liquidation of DISC	791	—	—
Reversal of accruals	(206)	—	—
IRS examination and related interest	(319)	—	—
State, net of Federal benefit	42	16	16
Effect of foreign tax rates	(58)	(26)	34
Other, net	(14)	(88)	93
	$190	$2,669	$918

In accordance with SFAS No. 109, no federal income taxes had been provided for the accumulated undistributed earnings of the Company’s Domestic International Sales Corporation (the “DISC”) as of December 31, 1992.  On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. During the year ended

December 31, 2003, the Company decided to terminate the DISC election and recorded $0.8 million in income tax expense for the taxes due prior to December 31, 1992.  The  $2.667 million of DISC deferred income tax is payable to the IRS over 10 years form the date of liquidation.

During the first quarter of 2003, the IRS completed its audit of the Company’s deduction of its investment in the Brazilian operations, and other matters.  As a result, the Company reversed certain tax accruals resulting in an income tax benefit of $0.9 million. Of this benefit, $0.7 million related to the Brazilian operations was reclassified from tax benefits of continuing operations to tax benefits of discontinued operations for the year ended December 31, 2003. In addition, during 2003 the IRS completed its examination of the Company’s income tax return for the year ended December 31, 1999.

5.                                      Long-term Debt and Line of Credit with Banks

(Amounts in thousands)	2003	2002
Notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 2.28% at December 31, 2003) through July 15, 2005; secured by substantially all of the Company’s assets in the United States	$9,386	$10,786

Debt payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 1.88% at December 31, 2003) through December 31, 2001	1,196	1,196

Capital lease payable to bank, due in monthly installments plus interest of 6.72% through November 1, 2006	421	552
	11,003	12,534

Less current installments of long-term debt	2,735	2,726
	$8,268	$9,808

Effective June 30, 2004, the Company and its lenders entered into the Credit Agreement. The Credit Agreement, which amended and restated the Seventh Amendment and Restated Credit Agreement as amended, provides for, among other things, (i) a revolving loan amount of $10.0 million, which was reduced from the prior amount of $25.0 million (ii) a maturity date for the revolving loan of January 31, 2005, which was accelerated from the prior maturity of July 15, 2005, (iii) an increased interest rate on outstanding balances of Base Rate (which approximates prime) plus 2%, (iv) a waiver of certain prior defaults and events of default, and (v) additional information delivery requirements by the Company, including the delivery of monthly financial statements.

As of December 31, 2003, the revolving loan portion of the credit facility had an outstanding balance of $1.0 million, and term loans had a combined outstanding balance of $9.4 million. Permitted borrowings under the revolving loan are based upon a specified percentage of the Company’s accounts receivable and inventory in any given month.  On December 31, 2003, the Company had cash of $1.1 million, and unused availability of $15.2 million under its revolving loan.  The term loan expires on July 15, 2005, while the revolving loan expires on

January 31, 2005. All loans under the credit facility are collateralized by substantially all of the Company’s assets in the United States.  The weighted average interest rate was 2.26% as of December 31, 2003.

The Company has a $1.196 million debt payable outstanding in relation to the Company’s discontinued Brazilian operations that was due on December 31, 2001.  The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through December 31, 2003 in its financial statements.  During the second quarter of 2003, the payee demanded payment of the debt.  The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.  The Company can make no assurance that it will be successful in negotiating such a settlement of the debt.  The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company’s ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the Company’s Credit Agreement.  The Company’s lenders under the Credit Agreement have waived the event of default caused by the nonpayment of the note to the Company’s credit facilities.

Annual maturities on long-term debt outstanding at December 31, 2003 are as follows (Amounts in thousands):

2004	$2,735
2005	8,136
2006	132
2007	—
2008	—
$11,003

To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements (the “Swap Agreements”) in recent years.  The last of these Swap Agreements expired in the first quarter of 2003.

6.                                      Employee Benefit Plans

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

A summary of transactions for all options follows:

		Option Price
	Stock Options	Low		High	Weighted Average
Outstanding at December 31, 2000	745,038	$1.29	-	$16.54	$4.77
Granted	29,000	$5.51	-	$6.06	$5.98
Canceled	(168,725)	$3.56	-	$10.00	$7.31
Exercised	(2,900)	$3.57	-	$3.57	$3.56
Outstanding at December 31, 2001	602,413	$1.29	-	$16.54	$4.12
Granted	110,300	$3.60	-	$9.00	$5.86
Canceled	(57,700)	$3.56	-	$16.54	$11.56
Exercised	(268,362)	$1.30	-	$3.56	$1.40
Outstanding at December 31, 2002	386,651	$3.56	-	$13.63	$5.40
Granted	66,000	$5.15	-	$9.70	$7.23
Canceled	(47,935)	$3.56	-	$6.57	$5.26
Exercised	(30,000)	$3.56	-	$7.75	$4.58
Outstanding at December 31, 2003	374,716	$3.56	-	$13.63	$5.81

A summary of exercisable options follows:

	Options Outstanding			Options Excerciable
Range of Prices	Number	Weighted Avg. of Exercise Price	Weighted Avg. of Remaining Life (yrs.)	Number of Exercisable Options	Weighted Avg. of Exercise Price

2001
$1.0 to 5.0	470,162	$2.43	1.60	340,562	$1.91
$5.1 to 10.0	89,250	$7.89	2.53	46,600	$8.54
$10.1 to 17.0	43,000	$14.88	0.61	40,700	$14.95

2002
$1.0 to 5.0	234,100	$3.88	7.67	128,100	$3.84
$5.1 to 10.0	141,050	$7.27	8.10	64,010	$7.94
$10.1 to 17.0	11,500	$13.52	5.28	11,500	$13.52

2003
$1.0 to 5.0	197,166	$3.85	6.64	154,799	$3.87
$5.1 to 10.0	166,050	$7.59	7.69	86,770	$7.86
$10.1 to 17.0	11,500	$13.52	4.28	11,500	$13.52

Self-Insured Medical Plan

The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by payroll deductions.  The Company has provided for both reported, and incurred but not reported, medical costs in the accompanying consolidated balance sheets.  The Company has a maximum liability of $100,000 per participant per year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

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

Employee Profit Sharing Plan

The Company has established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements.  Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations.  The Company matches employee 401(k) contributions to the plan at a rate of 50% of the first 6% of the salary contributed to the plan through salary deferral.  In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions to the plan.  The accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 include Company contributions to the plan of approximately $0.3 million, $0.5 million, and $0.2 million, respectively.

The Company is also required to make contributions to a defined contribution plan for the employees of its Australian subsidiary.  Contributions during 2003, 2002 and 2001 totaled approximately $0.1 million, $0.2 million, and $0.1 million, respectively.

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

Long-term Investments

Long-term investments, excluding investment in joint ventures, are stated at approximate market value based upon the current nature of the investments. The Company’s investment in Packaged Ice, Inc. was sold in 2003, resulting in a gain of $0.2 million.

Debt

The carrying amount of the Company’s long-term debt and short-term debt approximate market value as the rates are variable or are fixed at current market rates.

Swap Agreements

The carrying amount of the Company’s interest rate swap agreements approximates market value.  The fair market value of interest rate swap agreements was approximately $ 50 thousand as of December 31, 2002.  There were no swap agreements outstanding as of December 31, 2003.

8.                                      Acquisitions

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

9.                                      Supplemental Balance Sheet and Income Statement Information

Inventory components are as follows (Amounts in thousands):

	2003	2002
Finished goods	$9,327	$10,893
Work in process	6,504	7,647
Raw material and supplies	8,671	10,554
	$24,502	$29,094

During 2003, the Company took a charge of approximately $1.2 million on inventory unlikely to be used as intended in the production of a customer’s beverage dispensing platform.  The Company believes there are no significant alternative uses for the inventory.  Lancer is seeking reimbursement from the customer, but can make no assurance that it will be successful in obtaining the reimbursement.  If it were to receive reimbursement in the future, Lancer would recognize income of approximately $1.2 million.

Accrued expenses consist of the following (Amounts in thousands):

	2003	2002
Payroll and related expenses	$1,747	$3,936
Commissions	314	395
Health and workers’ compensation	502	909
Property taxes	286	539
Interest	703	339
Warranty	586	526
Other taxes	139	140
Investigation fees	702	—
Other accrued expenses	1,985	1,193

	$6,964	$7,977

10.                               Product Warranties

The Company generally warrants its products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  The Company has accrued for estimated product warranty claims of $0.6 million and $0.5 million as of December 31, 2003 and 2002, respectively.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for each of the years 2003, 2002 and 2001 was $0.8 million, $0.2 million and $0.2 million, respectively.

(Amounts in thousands)
January 1, 2003	$526
Liabilities accrued for warranties issued during the period	735
Warranty claims paid during the period	(675)
December 31, 2003	$586

11.                               Commitments and Contingencies

Leases

The Company’s leases are primarily for manufacturing, warehouse and office facilities, and to a lesser extent, for equipment.  At December 31, 2003, future minimum lease payments required under all noncancelable operating leases are as follows (Amounts in thousands):

2004	$1,090
2005	669
2006	420
2007	368
2008	302

Total minimum lease payments	$2,849

Total rental expense was approximately $1.2 million, $1.0 million, and $1.3 million in 2003, 2002 and 2001, respectively.

The Company has been party to agreements to provide warehousing space and services for certain of its customers, Rental income related to the warehousing agreements totaled approximately $0, $0.2 million and $1.7 million in 2003, 2002 and 2001 respectively. These agreements were terminated in 2002.

Other Guarantees

During 2003, Lancer FBD Partnership, Ltd., of which the Company owns 50%, obtained a $1.5 million revolving credit facility from a bank.  The Company guaranteed the repayment of the debt.  In accordance with FASB Interpretation (“FIN”) No. 45, the Company has recorded a liability of $22,500, which represents the estimated value of the guaranty.  Additionally, the Company guaranteed a $0.75 million revolving credit facility payable by Moo Technologies, LLC (50% owned by the Company) to a bank.  The Company recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  Moo Technologies, LLC is a developmental stage company that reported an operating loss and no operating revenue in 2003.

Litigation

In August of 2003, the US Attorney’s Office informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which the Company supplied. On January 13, 2004, the Company received written notice that the SEC had issued a formal order of investigation, dated December 2, 2003, that appears to concern matters which were the subject of the Audit Committee investigation, including allegations contained in the Matthew Whitley lawsuit against the Coca-Cola Company. The Company is unable at this point to predict the scope or outcome of these investigations. The Company has cooperated, and intends to continue to cooperate, with both the US Attorney’s Office and the SEC investigations.

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges that during the period October 26, 2000 to February 4, 2004, the defendants engaged in a pattern of fraudulent conduct involving the issuance of a series of false and misleading statements because they materially described inaccurately the nature of Lancer’s revenue, with a goal of manipulating the sales of fountain products. The action also alleges that Lancer’s public statements failed to fully reveal that it had major manufacturing problems, which resulted in a high defect rate in its products and that Lancer engaged in a fraudulent scheme with its largest customer, to artificially create demand for a new line of soda machine dispensers that Lancer was manufacturing for the customer to sell to its commercial customers. No specific amount of damages has been claimed. Neither the Company nor George F. Schroeder has been served with the lawsuit as of the date of this filing.

The Company intends to vigorously defend itself against Plaintiffs’ claims. Due to the uncertainty of litigation, and the early stage of the proceedings, the Company is unable to express an opinion as to the probably or likely outcome of this litigation or an estimate of the amount or range of potential loss in the event of an unfavorable outcome.

12.                               Quarterly Financial Information (Unaudited)

The fourth quarter of 2003 includes an impairment of $1.2 million of inventory related to a specific product line, and impairment of the investment in a joint venture and certain assets of $1.2 million. The fourth quarter of 2002 includes a $0.9 million reversal of sale for product to be returned by a customer in 2003. The following table reflects the quarterly results for 2003 and 2002 (in thousands except for share data):

	Three Months Ended
2003	March 31	June 30	September 30	December 31

Net sales	$26,874	$29,370	$30,237	$27,019
Gross profit	5,794	7,690	8,382	6,656
Net (loss) earnings	(317)	230	574	(1,254)

Earnings per share:
Basic	$(0.03)	$0.02	$0.06	$(0.14)
Diluted	$(0.03)	$0.02	$0.06	$(0.14)

	Three Months Ended
2002	March 31	June 30	September 30	December 31

Net sales	$30,250	$37,306	$37,298	$34,161
Gross profit	7,209	9,732	11,031	9,118
Net earnings	503	582	1,876	1,045

Earnings per share:
Basic	$0.05	$0.06	$0.20	$0.11
Diluted	$0.05	$0.06	$0.20	$0.11

13.                               Segment and Geographic Information

The Company and its subsidiaries are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  The Company manages its operations geographically.  Sales are attributed to a region based on the ordering location of the customer.

Amounts in thousands	North America	Latin America	Asia/Pacific	Brazil	Europe	Corporate	Total

Year ended December 31, 2003
Total revenues	$75,924	7,690	21,645	—	8,241	—	$113,500
Depreciation and Amortization	4,928	28	304	—	68		5,328
Operating income	10,517	117	3,660	—	27	(13,835)	486
Identifiable assets at December 31, 2003	54,511	11,529	13,401	—	2,837	—	82,278
Capital expenditures	2,679	989	409	—	68	—	4,145

Year ended December 31, 2002
Total revenues	$97,575	13,351	18,555	—	9,534	—	$139,015
Depreciation and Amortization	4,525	164	222	—	48		4,959
Operating income	17,430	1,979	1,785	—	1,360	(12,999)	9,555
Identifiable assets at December 31, 2002	66,668	10,194	12,538	322	3,033	—	92,755
Capital expenditures	2,591	487	535	—	45	—	3,658

Year ended December 31, 2001
Total revenues	$87,770	9,816	15,303	—	9,856	—	$122,745
Depreciation and Amortization	4,132	170	317	136	61		4,816
Operating income	11,115	587	1,446	—	1,601	(10,116)	4,633
Identifiable assets at December 31, 2001	67,721	13,677	9,080	1,798	4,328	—	96,604
Capital expenditures	3,292	471	221	12	2	—	3,998

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

Substantially all revenues result from the sales of products and services associated with beverage dispensing.  The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (Amounts in thousands):

	2003	2002	2001
Soft drink, citrus and frozen beverage dispensers	$42,135	$62,470	$50,703
Post mix dispensing valves	12,394	13,452	13,725
Beer dispensing systems	11,364	8,757	5,887
Other	47,607	54,336	52,430
Total revenue	$113,500	$139,015	$122,745

The following provides information regarding net sales to major customers, domestically and internationally (Amounts in thousands):

	2003	Percent of Net Sales	2002	Percent of Net Sales	2001	Percent of Net Sales
United States:
The Coca-Cola Company	$31,318	28%	$49,241	35%	$44,163	36%
Other	40,725	36	45,998	33	42,025	34
	72,043	64	95,239	68	86,188	70

Outside of United States:
Other	41,457	36	43,776	32	36,557	30
	$113,500	100%	$139,015	100%	$122,745	100%

In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company.  Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on the results of operations of the Company.

The Coca-Cola Company had accounts receivable outstanding of $0.6 million and  $3.5 million for the years ended December 31, 2003 and 2002 respectively.

14.                               Related Party Transactions

Leases

The Company rents a building, in which portions of its manufacturing facilities are located, under an operating lease from a partnership controlled by certain shareholders.  The month-to-month agreement provides for monthly rental payments of $7,400, and the payment of real estate taxes, insurance and maintenance expenses.

Long-term Receivables

Long-term receivables are interest bearing and include approximately $0 and $0.1 million due from officers as of December 31, 2003 and 2002, respectively.

Joint Venture Transactions

As outlined in Note-3 Investment in Joint Ventures, the Company has sales, purchases and commission transactions between the Company and Lancer FBD Partnership. Ltd.

15.                               Other Matters

In June 2003, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) began conducting an internal investigation (the “Investigation”). The Investigation was related to allegations raised by a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley. Although the Company was not a defendant to the lawsuit, certain allegations contained in the lawsuit specifically involved the Company. The Investigation was later expanded to include allegations raised in certain press articles.

The Company’s former independent auditors, KPMG LLP, advised that, until the Investigation was complete, they would not be able to complete their review of the Company’s consolidated financial statements for the second and third quarters of 2003. Therefore, the Company was unable to file its quarterly reports for the second and third quarters with the Securities and Exchange Commission (the “SEC”). On December 5, 2003, the Company provided financial information for the second and third quarters of 2003 in exhibits to a Form 8-K, in order to provide information to the investing public while the Investigation continued.

The Company’s inability to file its quarterly report for the second quarter of 2003 with the SEC on a timely basis violated the American Stock Exchange (“AMEX”) continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. The Company submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. Since the initial acceptance, the Company has had to revise the plan with the approval of AMEX in order to accommodate new developments, including the Company’s inability to file its annual report on Form 10-K for 2003 and its quarterly report on Form 10-Q for the first quarter 2004. The plan currently indicates that the Company expects to regain compliance with the listing standards on or near June 30, 2004. By accepting the plan and its revisions, AMEX has provided the Company with an extension of time in order to regain compliance and is allowing the Company to maintain its listing, subject to periodic progress reviews by the AMEX staff. If the Company does not make progress consistent with the plan or regain compliance in a time and manner acceptable to AMEX, the AMEX staff could initiate delisting procedures. The Company intends to make all efforts to comply fully with the plan, although no assurance can be made that it will achieve compliance by the target date or otherwise progress in a manner acceptable to AMEX.

In August of 2003, the United States Attorney’s Office for the Northern District of Georgia (the “US Attorney’s Office”) informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney’s Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect the Company’s business. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations. This could adversely affect our business, financial condition, operating results, and cash flow.

On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary of the Investigation findings. On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that they had determined that likely illegal acts, which had been the subject of the Investigation, had come to their attention and that these likely illegal acts would have a material effect on the Company’s financial statements. Additionally, KPMG indicated that information had come to their attention that caused them to conclude that the Company’s accounting for revenue recognition in connection with sales of equipment to Coca Cola North America Fountain in the years ended December 31, 2001 and 2002 is not correct and has raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from KPMG which outline these assertions and have responded to them in a Form 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004, which has also been filed hereto as Exhibits 99.1, 99.2 and 99.3.

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges that during the period October 26, 2000 to February 4, 2004, the defendants engaged in a pattern of fraudulent conduct involving the issuance of a series of false and misleading statements because they materially described inaccurately the nature of Lancer’s revenue, with a goal of manipulating the sales of fountain products. The action also alleges that Lancer’s public statements failed to fully reveal that it had major manufacturing problems, which resulted in a high defect rate in its products and that Lancer engaged in a fraudulent scheme with its largest customer, to artificially create demand for a new line of soda machine dispensers that Lancer was manufacturing for the customer to sell to its commercial customers. No specific amount of damages has been claimed. Neither the Company nor George F. Schroeder has been served with the lawsuit as of the date of this filing.

SCHEDULE II

RESERVE ACCOUNTS

Amounts Reported in Thousands

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Account	Balance at End of Year

Allowance for doubtful accounts

December 31, 2003	$979	$258	$492	$745
December 31, 2002	$467	$622	$110	$979
December 31, 2001	$379	$122	$34	$467

Inventory reserve account

December 31, 2003	$3,752	$2,316	$2,441	$3,627
December 31, 2002	$1,478	$3,916	$1,642	$3,752
December 31, 2001	$1,483	$489	$494	$1,478