Form 10-Q
period 2004-03-31
LANCER CORP /TX/
filed 2004-07-01
CIK 768162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004	Commission file number 0-13875

LANCER CORPORATION
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1591073 (IRS employer identification no.)
6655 Lancer Blvd., San Antonio, Texas (Address of principal executive offices)	78219 (Zip Code)

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

Part I—Financial Information

Item 1—Financial Statements

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share data)

ASSETS

	March 31, 2004	December 31, 2003
Current assets:
Cash	$2,845	$1,129
Receivables:
Trade accounts and notes	16,602	14,226
Other	1,038	1,268

	17,640	15,494
Less allowance for doubtful accounts	(707)	(745)

Net receivables	16,933	14,749
Inventories	22,817	24,502
Prepaid expenses	1,314	474
Tax refund receivable	—	225
Deferred tax asset	567	568

Total current assets	44,476	41,647

Property, plant and equipment, at cost:
Land	1,431	1,432
Buildings	22,211	22,211
Machinery and equipment	23,717	22,769
Tools and dies	12,715	12,709
Leaseholds, office equipment and vehicles	10,680	10,796
Assets in progress	2,092	2,597

	72,846	72,514
Less accumulated depreciation and amortization	(39,360)	(38,395)

Net property, plant and equipment	33,486	34,119

Long-term receivables	10	12
Long-term investments	1,989	1,786
Intangibles and other assets, at cost, less accumulated amortization	4,716	4,714

	$84,677	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2004	December 31, 2003
Current liabilities:
Accounts payable	$7,415	$6,609
Current installments of long-term debt	2,737	2,735
Line of credit with bank	2,000	1,000
Deferred licensing and maintenance fees	935	1,021
Accrued expenses and other liabilities	6,894	6,964
Taxes payable	324	—

Total current liabilities	20,305	18,329
Deferred tax liability	1,109	1,175
Long-term debt, excluding current installments	7,882	8,268
Deferred licensing and maintenance fees	2,281	2,396
Other long-term liabilities	110	147

Total liabilities	31,687	30,315

Commitments and contingencies
Shareholders' equity:
Preferred stock, without par value
5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value:
50,000,000 shares authorized; 9,432,119 issued and 9,367,893 outstanding in 2004, and 9,426,121 issued and 9,361,895 outstanding in 2003	94	94
Additional paid-in capital	12,878	12,848
Accumulated other comprehensive loss	35	6
Deferred compensation	(67)	(92)
Retained earnings	40,410	39,467
Less common stock in treasury, at cost; 64,226 shares in 2004 and 2003	(360)	(360)

Total shareholders' equity	52,990	51,963

	$84,677	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	$29,507	$26,874
Cost of sales	20,906	21,080

Gross profit	8,601	5,794
Selling, general and administrative expenses	7,512	6,582

Operating income	1,089	(788)

Other (income) expense:
Interest expense	109	168
(Income) loss from joint ventures	(153)	226
Minority interest	—	—
Other income, net	(353)	(201)

	(397)	193

Income (loss) from continuing operations before income taxes	1,486	(981)
Income tax expense (benefit):
Current	604	(139)
Deferred	(63)	168

	541	29

Income (loss) from continuing operations	945	(1,010)
Discontinued operations:
Loss from operations of discontinued Brazilian subsidiary	—	44
Income tax benefit	—	(737)

(Income) loss from discontinued operations	—	(693)

Net earnings (loss)	$945	$(317)

Common Shares Outstanding:
Basic	9,367,431	9,345,331
Diluted	9,471,713	9,345,331
Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$0.10	$(0.11)
Earnings from discontinued operations	$—	$0.08

Net earnings	$0.10	$(0.03)

Diluted
Earnings (loss) from continuing operations	$0.10	$(0.11)
Earnings from discontinued operations	$—	$0.08

Net earnings	$0.10	$(0.03)

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flow from operating activities:
Net earnings (loss)	$945	$(317)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,192	1,286
Deferred licensing and maintenance fees	(201)	(30)
Deferred income taxes	(61)	10
Loss (gain) on sale and disposal of assets	(327)	(11)
(Income) loss from joint ventures	(153)	226
Stock-based compensation expense	25	28
Changes in assets and liabilities:
Receivables	(2,120)	1,851
Prepaid expenses	(840)	(759)
Income taxes receivable	225	(1,444)
Inventories	1,757	(19)
Other assets	(12)	(128)
Accounts payable	722	(1,818)
Accrued expenses	(55)	(1,113)
Income taxes payable	329	(182)

Net cash provided by (used in) operating activities	1,426	(2,420)

Cash flow from investing activities:
Proceeds from sale of assets	359	11
Acquisition of property, plant and equipment	(526)	(1,214)
Proceeds from sale (purchase) of long-term investments	(49)	—

Net cash used in investing activities	(216)	(1,203)

Cash flow from financing activities:
Net borrowings under line of credit agreements	1,000	2,000
Retirement of long-term debt, net of proceeds	(384)	(381)
Net proceeds from exercise of stock options	30	69

Net cash provided by financing activities	646	1,688

Effect of exchange rate changes on cash	(140)	81

Net increase (decrease) in cash	1,716	(1,854)
Cash at beginning of period	1,129	3,241

Cash at end of period	$2,845	$1,387

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

        Management believes all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial position and results of operations. All intercompany balances and transactions have been eliminated in consolidation. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-K.

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

        Certain information with respect to the discontinued Brazilian operation for the three months ended March 31, 2004 and 2003 is as follows (amounts in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	$—	$—

Pretax loss from discontinued operations	—	—
Pretax loss on disposal of discontinued operations, net of tax	—	44
Income tax benefit	—	(737)

(Income) loss from discontinued operations	$—	$(693)

        During the first quarter of 2003, the IRS completed its audit of the Company's deduction of its investment in the Brazilian operations, and other matters. As a result, the Company reversed certain tax accruals resulting in a tax benefit of $0.7 million from discontinued operations for the year ended December 31, 2003.

        Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	March 31, 2004	December 31, 2003
Current assets		$—
Property, plant and equipment, net	—	—
Current liabilities	(1,227)	(1,208)

Net liabilities of discontinued operation	$(1,227)	$(1,208)

        Current liabilities include a $1.196 million note payable that was due on December 31, 2001. The note payable is more fully described in Note 5 to the Company's consolidated financial statements for the year ended December 31, 2003.

4.     Inventory Components

        Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value). Inventory components are as follows (amounts in thousands):

	March 31, 2004	December 31, 2003
Finished goods	$8,194	$9,327
Work in process	5,821	6,504
Raw material and supplies	8,802	8,671

	$22,817	$24,502

        During 2003, the Company took a charge of approximately $1.2 million on inventory unlikely to be used as intended in the production of a customer's beverage dispensing platform. The Company believes there are no significant alternative uses for the inventory. Lancer is seeking reimbursement from the customer, but can make no assurance that it will be successful in obtaining the reimbursement. If it were to receive reimbursement in the future, Lancer would recognize income of approximately $1.2 million.

5.     Net Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options approximated 104,282 shares for the three months ended March 31, 2004. Basic and diluted earnings per share are the same for the three months ended March 31, 2003. Options to purchase approximately 98,550 and 85,550 shares in three months ended March 31, 2004 and 2003, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

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

	March 31, 2004		March 31, 2003
Net earnings (loss)—as reported	$945		$(317)
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	17		19
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(30)		(28)

Net earnings (loss)—pro forma	$932		$(326)

Net earnings (loss) per basic share—as reported	$0.10		$(0.03)
Net earnings (loss) per basic share—pro forma	$0.10		$(0.03)
Net earnings (loss) per diluted share—as reported	$0.10		$(0.03)
Net earnings (loss) per diluted share—pro forma	$0.10		$(0.03)
Weighted-average fair value of options, granted during the period	$—	(1)	$5.15

(1)
No options were granted during the three months ended March 31, 2004.

        The fair value of each option granted in the three months ended March 31, 2004 and 2003, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2004		March 31, 2003
Expected life (years)	—	(1)	7
Interest rate	—	(1)	3.3%
Volatility	—	(1)	47.5%
Dividend yield	None		None

(1)
No options were granted during the three months ended March 31, 2004.

7.     Comprehensive Income

        The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net earnings (loss)	$945	$(317)
Foreign currency gain arising during the period	29	633
Unrealized gain on investment, net of tax	—	40

Comprehensive income	$974	$356

        Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency gains, unrealized (gain) loss on investment and unrealized loss on derivative instruments.

8.     Income Taxes

        The actual tax benefit for the three months ended March 31, 2003 differs from the "expected" tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) primarily as a result of the factors described below.

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

        During the first quarter of 2003, the IRS completed its audit of the Company's deduction of its investment in the Brazilian operations, and other matters. As a result, the Company reversed certain tax accruals in the three months ended March 31, 2003, resulting in an income tax benefit of $1.1 million. Of this benefit, $0.7 million related to the Brazilian operations was reclassified from tax benefits of continuing operations to tax benefits of discontinued operations for the three months ended March 31, 2003. See Note 3.

9.     Segment and Geographic Information

        The Company is engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components. The Company manages its operations geographically. Sales are attributed to a region based on the ordering location of the customer.

	North America	Latin America	Asia/ Pacific	Europe	Corporate	Total
	(Amounts in Thousands)
Three months ended March 31, 2004
Total revenues	$18,336	$1,094	$6,620	$3,457	$—	$29,507
Operating income (loss)	4,124	(162)	717	567	(4,157)	1,089
Three months ended March 31, 2003
Total revenues	$18,509	$1,938	$4,919	$1,508	$—	$26,874
Operating income (loss)	1,281	473	567	8	(3,117)	(788)

        All intercompany revenues are eliminated in computing revenues and operating income. The corporate component of operating income represents corporate general and administrative expenses.

10.   Product Warranties

        The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time from the date of sale. As of March 31, 2004 and December 31,2003, the Company has accrued $0.7 million and $0.5 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months ended March 31, 2004 and March 31, 2003 were $0.06 million and $0.12 million.

Amounts in thousands
January 1, 2004	$586
Liabilities accrued for warranties issued during the period	161
Warranty claims paid during the period	(60)

March 30, 2004	$687

11.   Other Guaranties

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

        On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary of the Investigation findings. On February 2, 2004, KPMG resigned from its position as independent auditors of the Company. In addition, KPMG withdrew its December 31, 2002, 2001 and 2000 audit reports and advised the Company that the financial statements and related audit reports should no longer be relied upon. KPMG stated in a letter to the Company that they had determined that likely "illegal acts", which had been the subject of the Investigation, had come to their attention and that these illegal acts would have a material effect on the Company's financial statements. Additionally, KPMG indicated that information had come to their attention that caused them to conclude that the Company's accounting for revenue recognition in connection with sales of equipment to Coca Cola North America Fountain in the years ended December 31, 2001 and 2002 is "not correct" and has raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from KPMG which outline these assertions and have responded to them in a Form 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004, which have also been filed hereto as Exhibits 99.1, 99.2 and 99.3.

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

Results of Operations

Revenues by Geographic Segment
(Amounts in thousands)

			% Change
	Quarter Ended March 31,
			First Quarter 2004 vs 2003
	2004	2003
North America	$18,336	$18,509	-1%
Latin America	1,094	1,938	-44%
Asia/Pacific	6,620	4,919	35%
Europe	3,457	1,508	129%

	$29,507	$26,874	10%

        Revenues.    Net sales for the first quarter ended March 31, 2004 were $29.5 million, up 10% from sales in the first quarter of 2003.Currency exchange rate fluctuations had a positive impact on sales of 6%. In the North America region, sales declined 1% in the first quarter of 2004 over prior year levels. In the Latin America region, sales for the 2004 quarter declined 44% from the first quarter last year. Exchange rate fluctuations had a negative effect of 6%, and conditions in the Latin America market remain weak. Sales in the Asia/Pacific region rose 35%, including the positive effect of 27% from exchange rate movements. During the first quarter of 2004, the Company began to experience improved demand from some of the developing Asian countries. In Europe, sales rose 129%, due largely to improved shipments of valves. Production issues with one of the Company's valve products negatively impacted sales in the Europe region in the 2003 period. Additionally, incremental sales in the United Kingdom, where Lancer established an operation in 2003, boosted results for the Europe region. Finally, sales in the region received a 31% positive impact from exchange rate fluctuations.

        Gross margin.    Gross margin was 29.2% in the first quarter of 2004, compared to 21.6% in the first quarter last year. The 2004 quarter benefited from higher factory output combined with a strong focus on manufacturing cost controls. Additionally, product mix contributed to higher margin in the 2004 period. Sales of spare parts and valves were particularly strong.

        Operating expenses.    Selling, general and administrative expenses were $7.5 million in the first quarter of 2004, compared to $6.6 million in the same quarter of 2003. The spending increase was caused partly by $0.8 million of costs relating to the investigations conducted by the Audit Committee and the investigations by the SEC and the US Attorney's Office. There were additional costs in the 2004 period from the ongoing audit of the Company's financial statements for the years 2000 through 2003. Finally, exchange rate fluctuations caused spending to increase by $0.3 million over the 2003 period.

Non-Operating Income/Expenses.

  •
  Interest expense was $0.1 million in the first quarter of 2004, down from $0.2 million in the first quarter of 2003. Lower average borrowings caused most of the improvement.

  •
  Income from joint ventures was $0.2 million in the first quarter of 2004, compared to a loss of $0.2 million in the first quarter of 2003. The improvement in 2004 was driven by the profitability of the Company's 50% owned joint venture Lancer FBD Partnership, Ltd. ("Lancer FBD"). During the first quarter of 2004, one of Lancer FBD's customers agreed to reimburse it for $0.5 million of inventory that had been impaired during 2003.

  •
  Other income in the first quarter of 2004 included a $0.4 million gain relating to insurance proceeds from a claim that occurred in 2003.

  •
  The effective tax rate in the first quarter of 2004 was 36.5%, compared to 70.6% in the first quarter of 2003. In the first quarter of 2003, the Company decided to terminate the Domestic International Sales Corporation election for the Company's subsidiary that exports products from the United States. The termination resulted in a $0.8 million charge to income tax expense. Additionally, the IRS completed its audit of the Company's deduction of its investment in Brazil, and other matters. As a result, Lancer reversed certain tax accruals, resulting in an income tax benefit of $0.3 million.

        Net Earnings/Loss.    Net earnings were $0.9 million in the first quarter of 2004, compared to a loss of $0.3 million in the first quarter of 2003. Higher sales and a higher gross margin led to the improved profitability in the 2004 period.

Outlook

        During 2003, the Company took a charge of approximately $1.2 million on inventory unlikely to be used as intended in the production of a customer's beverage dispensing platform. The Company believes there are no significant alternative uses for the inventory. Lancer is seeking reimbursement from the customer, but can make no assurance that it will be successful in obtaining the reimbursement. If it were to receive reimbursement in the future, Lancer would recognize income of approximately $1.2 million.

        During the first quarter of 2004, the Company incurred $0.8 million of expenses relating to the Investigation conducted by the Audit Committee, and the investigations conducted by the SEC and the US Attorney's Office. The Company expects to continue to incur expense from the investigations and related matters during 2004. Additionally, the Company expects to incur significant additional expense in the second quarter of 2004 from the audit of the Company's financial statements for fiscal years 2000, 2001, 2002 and 2003.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities.

Cash Provided by Operations and Capital Expenditures

        Cash provided by operating activities was $1.4 million in the first quarter of 2004, compared to cash used in operating activities of $2.4 million in the same period of 2003. The improvement in 2004 was caused largely by the Company's profitability and a reduction of inventory levels. The Company made capital expenditures of $0.5 million in the first quarter of 2004, primarily for equipment and tooling.

Debt

        The Company has a $1.196 million debt payable outstanding in relation to the Company's discontinued Brazilian operations that was due on December 31, 2001. The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through March 31, 2004 in its financial statements. During the second quarter of 2003, the payee demanded payment of the debt. The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.

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

        As of March 31, 2004, the Company maintained a credit facility with three lenders. The credit facility included a $25.0 million revolving loan with a March 31, 2004 balance of $2.0 million, and term loans with a combined March 31, 2004 balance of $9.0 million. On March 31, 2004, the Company had cash of $2.8 million, and unused availability of $16.4 million under its revolving loan. As of March 31, 2004, the Company may have been in default under certain provisions of its prior credit agreement, as reported by the Company on a Form 8-K filed with the SEC on April 4, 2004.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in the Company's market risk factors since December 31, 2003.

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

        The Company filed a response to the various assertions stated in (i)-(vi) above in the First Amendment, which is included hereto as Exhibit 99.2. KPMG subsequently supplied the Company with a letter, which was filed with the Second Amendment and included hereto as part of Exhibit 99.3, that addressed the Company's conclusions contained in the First Amendment.

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

Item 2—Not Applicable

Item 3—Not Applicable

Item 4—Not Applicable

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

        Effective June 30, 2004, the Company and its lenders entered into the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement, which amended and restated the Former Credit Agreement, provides for, among other things, (i) a revolving loan amount of $10.0 million, which was reduced from the prior amount of $25.0 million, (ii) a maturity date for the revolving loan of January 31, 2005, which was accelerated from the prior maturity of July 15, 2005, (iii) an increased interest rate on outstanding balances of Base Rate (which generally approximates prime) plus 2%, from performance pricing based on LIBOR (iv) a waiver of the Company's prior defaults and events of default under the Former Credit Agreement and (v) additional information delivery requirements by the Company, including the delivery of monthly financial statements.

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
  (b)
  Reports on Form 8-K:

        The Company filed a report on Form 8-K on January 15, 2004 which incorporates by reference the Company's news release announcing that the Securities and Exchange Commission had issued a formal order of investigation of the Company under the Form 8-K Item 5.

        The Company filed a report on Form 8-K on February 2, 2004 which incorporates by reference the Company's news release announcing the completion of the investigation conducted by the Company's Audit Committee and the Company's news release announcing the appointment of a new Chief Executive Officer, all under the Form 8-K Item 5.

        The Company filed a report on Form 8-K on February 10, 2004 which discloses the resignation of the Company's independent auditor KPMG, LLP under the Form 8-K Item 4.

        The Company filed an amendment to the report on Form 8-K (which was originally filed on February 10, 2004) on February 24, 2004 which, under Item 4, discloses the response of the independent auditor to the Company's disclosure relating to their resignation contained in the original Form 8-K and further disclosure from the Company related to the resignation of the independent auditor.

        The Company filed a report on Form 8-K on March 8, 2004 which discloses the engagement of BDO Seidman, LLP as the Company's new independent auditor under the Form 8-K Item 4 and that Richard C. Osborne had been elected Chairman of the Company's Board of Directors under the Form 8-K Item 5.

        The Company filed an amendment to the report on Form 8-K (which was originally filed on February 10, 2004) on March 10, 2004 which, under Item 4, discloses the response of the independent auditor to the Company's disclosure relating to their resignation which was contained in the amendment to the original Form 8-K (which was filed on February 24, 2004).

        The Company filed a report on Form 8-K on March 29, 2004 which discloses the Company's position regarding an unsolicited mini-tender offer for the Company's shares of common stock under the Form 8-K Item 5.

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

QuickLinks

  Part I—Financial Information
  Item 1—Financial Statements
LANCER CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in thousands, except share data) ASSETS
LANCER CORPORATION CONSOLIDATED BALANCE SHEETS (continued) (Unaudited) (Amounts in thousands, except share data) LIABILITIES AND SHAREHOLDERS' EQUITY
LANCER CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share data)
LANCER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)
LANCER CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues by Geographic Segment (Amounts in thousands)
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
  Part II—Other Information
  Item 1—Legal Proceedings
  Item 2— Not Applicable
  Item 3— Not Applicable
  Item 4— Not Applicable
  Item 5—Other Matters
  Item 6—Exhibits and Reports on Form 8-K
  SIGNATURES