Form 10-Q
period 2004-06-30
LANCER CORP /TX/
filed 2004-08-13
CIK 768162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004	Commission file number 0-13875

LANCER CORPORATION

(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

6655 Lancer Blvd., San Antonio, Texas	78219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 310-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES     ☐          NO     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuers of classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of August 4, 2004

Common stock, par value $.01 per share	9,380,931

Item 1 - Financial Statements

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	June 30, 2004	December 31, 2003
	(Unaudited)

Current assets:
Cash	$4,689	$1,129
Receivables:
Trade accounts and notes	17,465	14,226
Other	900	1,268
	18,365	15,494
Less allowance for doubtful accounts	(649)	(745)

Net receivables	17,716	14,749

Inventories	24,962	24,502
Prepaid expenses	1,354	474
Tax refund receivable	—	225
Deferred tax asset	537	568

Total current assets	49,258	41,647

Property, plant and equipment, at cost:
Land	1,432	1,432
Buildings	22,261	22,211
Machinery and equipment	23,654	22,769
Tools and dies	12,788	12,709
Leaseholds, office equipment and vehicles	10,540	10,796
Assets in progress	2,101	2,597
	72,776	72,514
Less accumulated depreciation and amortization	(40,165)	(38,395)

Net property, plant and equipment	32,611	34,119

Long-term investments	2,194	1,786
Intangibles and other assets, at cost, less accumulated amortization	4,819	4,726

	$88,882	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003
	(Unaudited)

Current liabilities:
Accounts payable	$9,191	$6,609
Current installments of long-term debt	2,740	2,735
Line of credit with bank	3,000	1,000
Deferred licensing and maintenance fees	794	1,021
Accrued expenses and other liabilities	7,844	6,964
Taxes payable	849	—
Total current liabilities	24,418	18,329

Deferred tax liability	973	1,175
Long-term debt, excluding current installments	7,495	8,268
Deferred licensing and maintenance fees	2,255	2,396
Other long-term liabilities	73	147

Total liabilities	35,214	30,315

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value:
50,000,000 shares authorized; 9,432,119 issued and 9,367,895 outstanding in 2004, and 9,426,121 issued and 9,361,895 outstanding in 2003	94	94

Additional paid-in capital	12,878	12,848

Accumulated other comprehensive (income) loss	(724)	6

Deferred compensation	(52)	(92)

Retained earnings	41,832	39,467

Less common stock in treasury, at cost; 64,226 shares in 2004 and 2003	(360)	(360)

Total shareholders’ equity	53,668	51,963

	$88,882	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net sales	$31,696	$29,370	61,203	$56,244
Cost of sales	21,499	21,680	42,404	42,760
Gross profit	10,197	7,690	18,799	13,484

Selling, general and administrative expenses	7,880	6,692	15,392	13,274
Operating income	2,317	998	3,407	210

Other (income) expense:
Interest expense	144	156	253	324
(Income) loss from joint ventures	(100)	261	(253)	487
Other (income) expense, net	34	(25)	(319)	(226)
	78	392	(319)	585
Income (loss) from continuing operations before income taxes	2,239	606	3,726	(375)

Income tax expense (benefit):
Current	953	1,020	1,558	881
Deferred	(136)	(694)	(199)	(526)
	817	326	1,359	355

Income (loss) from continuing operations	1,422	280	2,367	(730)

Discontinued operations:
(Loss) from operations of discontinued Brazilian subsidiary	—	(76)	—	(120)
Income tax benefit	—	26	—	763
Income (loss) from discontinued operations	—	(50)	—	643
Net earnings (loss)	$1,422	$230	2,367	$(87)

Common Shares Outstanding:
Basic	9,367,895	9,353,706	9,367,664	9,349,542
Diluted	9,460,051	9,449,974	9,465,304	9,349,542

Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$0.15	$0.03	0.25	$(0.08)
Earnings (loss) from discontinued operations	$—	$(0.01)	—	$0.07
Net earnings	$0.15	$0.02	0.25	$(0.01)

Diluted
Earnings (loss) from continuing operations	$0.15	$0.03	0.25	$(0.08)
Earnings (loss) from discontinued operations	$—	$(0.01)	—	$0.07
Net earnings	$0.15	$0.02	0.25	$(0.01)

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flow from operating activities:
Net earnings (loss)	$2,367	$(87)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,371	2,797
Deferred licensing and maintenance fees	(312)	(335)
Deferred income taxes	(190)	(685)
Loss (gain) on sale and disposal of assets	(328)	55
Gain on sale of long-term investment	—	(220)
(Income) loss from joint ventures	(253)	487
Stock-based compensation expense	40	42
Changes in assets and liabilities:
Receivables	(3,294)	467
Prepaid expenses	(880)	(548)
Income taxes receivable	225	(955)
Inventories	(734)	1,789
Other assets	(126)	(310)
Accounts payable	2,714	(2,201)
Accrued expenses	980	(1,097)
Income taxes payable	838	(168)

Net cash provided by (used in) operating activities	3,418	(969)
Cash flow from investing activities:
Proceeds from sale of assets	467	15
Acquisition of property, plant and equipment	(1,123)	(2,104)
Proceeds from sale of long-term investments	—	318
Investment in joint ventures	(155)	—

Net cash used in investing activities	(811)	(1,771)
Cash flow from financing activities:
Net borrowings under line of credit agreements	2,000	2,000
Retirement of long-term debt, net of proceeds	(768)	(764)
Net proceeds from exercise of stock options	30	135

Net cash provided by financing activities	1,262	1,371

Effect of exchange rate changes on cash	(309)	265
Net increase (decrease) in cash	3,560	(1,104)
Cash at beginning of period	1,129	3,241

Cash at end of period	$4,689	$2,137

Supplemental cash flow informaton:
Cash paid for interest	$785	$359
Cash paid for (refunded) for income taxes	—	—

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

The accompanying unaudited consolidated financial statements of Lancer Corporation (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and no material changes have occurred with respect to these policies.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year’s presentation.

2.     New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (“Interpretation 46”), “Consolidation of Variable Interest Entities.”  Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003.  The Company determined that it does not have any arrangements or relationships with special-purpose entities.  Application of Interpretation 46 for all other types of variable entities is required for our Company effective March 31, 2004.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued in April 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

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

Certain information with respect to the discontinued Brazilian operation for the three months and six months ended June 30, 2004 and 2003 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net sales	$—	$—	$—	$—

Pretax (loss) from discontinued operations	—	(76)	—	(120)

Income tax benefit	—	26	—	763

Income (loss) from discontinued operations	$—	$(50)	$—	$643

During the first quarter of 2003, the IRS completed its audit of the Company’s deduction of its investment in the Brazilian operations, and other matters.  As a result, the Company reversed certain tax accruals resulting in a tax benefit of $0.7 million from discontinued operations for the year ended December 31, 2003.

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	June 30, 2004	December 31, 2003
Current assets	$—	$—
Property, plant and equipment, net	—	—
Current liabilities	(1,227)	(1,208)

Net liabilities of discontinued operation	$(1,227)	$(1,208)

Current liabilities include a $1.196 million debt payable outstanding in relation to the Company’s discontinued Brazilian operations that was due on December 31, 2001.  The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through June 30, 2004 in its financial statements.  During the second quarter of 2003, the payee demanded payment of the debt.  The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.  The Company can make no assurance that it will be successful in negotiating such a settlement of the debt.  The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company’s ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the Company’s Credit Agreement.  The Company’s lenders under the Credit Agreement have waived the event of default caused by the nonpayment of the note to the Company’s credit facilities.

4.     Inventory Components

Inventories are stated at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).  Inventory components are as follows (amounts in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$9,177	$9,327
Work in process	5,817	6,504
Raw material and supplies	9,968	8,671
	$24,962	$24,502

During 2003, the Company took a charge of approximately $1.2 million on inventory unlikely to be used as intended in the production of a customer’s beverage dispensing platform.  The Company believes there are no significant alternative uses for the inventory.  Lancer is seeking reimbursement from the customer, but has no formal agreement in place to that effect.  If it were to receive full reimbursement for the inventory in the future, Lancer would recognize income of approximately $1.2 million.

5.     Net Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period.  The dilutive effect of stock options approximated 92,156 and 96,268 shares for the three months ended June 30, 2004 and 2003.  The dilutive effect of stock options approximated 97,640 for the six months ended June 30, 2004.

6.     Stock Compensation Plans

The Company utilizes the intrinsic value method required under provisions of APB Opinion No. 25 and related interpretations in measuring stock-based compensation for employees. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been djusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):

	Three Months Ended			Six Months Ended
	June 30, 2004		June 30, 2003	June 30, 2004		June 30, 2003
Net earnings (loss)-as reported	$1,422		$230	$2,367		$(87)
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	10		10	27		28
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(25)		(31)	(53)		(58)
Net earnings (loss)-pro forma	$1,407		$209	$2,341		$(117)
Net earnings (loss) per basic share-as reported	$0.15		$0.02	$0.25		$(0.01)
Net earnings (loss) per basic share-pro forma	$0.15		$0.02	$0.25		$(0.01)

Net earnings (loss) per diluted share-as reported	$0.15		$0.02	$0.25		$(0.01)
Net earnings (loss) per diluted share-pro forma	$0.15		$0.02	$0.25		$(0.01)

Weighted-average fair value of options, granted during the period	$—	(1)	$3.51	$—	(1)	$4.16

The fair value of each option granted in the three and six months ended June 30, 2004 and 2003, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended			Six Months Ended
	June 30, 2004		June 30, 2003	June 30, 2004		June 30, 2003

Expected life (years)	—	(1)	7	—	(1)	7
Interest rate	—	(1)	3.3%	—	(1)	3.3%
Volatility	—	(1)	47.2%	—	(1)	47.2%
Dividend yield	None		None	None		None

(1)   No options were granted during the three and six months ended June 30, 2004.

7.     Comprehensive Income

The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net earnings (loss)	$1,422	$230	$2,367	$(87)
Foreign currency gain (loss) arising during the period	(759)	769	(730)	1,400
Unrealized gain on investment, net of tax	—	—	—	40
Reclassification adjustment for (loss) included in other income	—	(45)	—	(45)
Comprehensive income	$663	$954	$1,637	$1,308

Accumulated other comprehensive loss on the accompanying consolidated balance sheets includes foreign currency gains, unrealized gain (loss) on investment and unrealized loss on derivative instruments.

8.     Income Taxes

The actual tax benefit for the three and six months ended June 30, 2004 approximates the “expected” tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes). The actual tax benefit for the three and six months ended June 30, 2003 differs from the “expected” tax expense primarily as a result of the factors described below.

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

During the first quarter of 2003, the IRS completed its audit of the Company’s deduction of its investment in the Brazilian operations, and other matters.  As a result, the Company reversed certain tax accruals in the three months ended March 31, 2003, resulting in an income tax benefit of $1.1 million. Of this benefit, $0.7 million related to the Brazilian operations was reclassified from tax benefits of continuing operations to tax benefits of discontinued operations for the three months ended March 31, 2003.  See Note 3 – Discontinued Operations.

9.     Segment and Geographic Information

The Company is engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  The Company manages its operations geographically.  Sales are attributed to a region based on the ordering location of the customer.

(Amounts in thousands)	North America	Latin America	Asia/ Pacific	Europe	Corporate	Total

Three months ended June 30, 2004
Total revenues	$20,618	$1,381	$6,203	$3,494	$—	$31,696
Operating income (loss)	5,600	(145)	425	448	(4,011)	2,317

Three months ended June 30, 2003
Total revenues	$20,704	$1,753	$4,774	$2,139	$—	$29,370
Operating income (loss)	4,020	(27)	36	246	(3,277)	998

Six months ended June 30, 2004
Total revenues	$38,954	$2,475	$12,823	$6,951	$—	$61,203
Operating income (loss)	9,724	(307)	1,142	1,015	(8,167)	3,407

Six months ended June 30, 2003
Total revenues	$39,212	$3,691	$9,694	$3,647	$—	$56,244
Operating income (loss)	5,300	446	604	254	(6,394)	210

All intercompany revenues are eliminated in computing revenues and operating income.  The corporate component of operating income represents corporate general and administrative expenses.

10.  Product Warranties

The Company generally warrants its products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  As of June 30, 2004 and December 31, 2003, the Company has accrued $1.0 million and $0.6 million, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for the three and six months ended June 30, 2004 was $0.19 million and $0.25 million, respectively.  Warranty claims expense for the three and six months ended June 30, 2003 was $0.34 million and $0.46 million, respectively.

(Amounts in thousands)
January 1, 2004	$586
Liabilities accrued for warranties issued during the period	654
Warranty claims paid during the period	(246)
June 30, 2004	$994

11.  Other Guaranties

During 2003, Lancer FBD Partnership, Ltd., of which the Company owns 50%, obtained a $1.5 million revolving credit facility from a bank.  The Company guaranteed the repayment of the debt.  In accordance with FIN 45, the Company has recorded a liability of $22,500, which represents the estimated value of the guaranty.

The Company also guaranteed a $0.75 million revolving credit facility payable by Moo Technologies, LLC (50% owned by the Company) to a bank.  The Company recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  Moo Technologies, LLC is a developmental stage company that reported an operating loss and no operating revenue in 2003.

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

The Company’s former independent auditor advised that, until the Investigation was complete, it would not be able to complete its review of the Company’s consolidated financial statements for the second and third quarters of 2003. Therefore, the Company was unable to file its quarterly reports for the second and third quarters of 2003 with the Securities and Exchange Commission (the “SEC”). On December 5, 2003, the Company provided financial information for the second and third quarters of 2003 in exhibits to a Form 8-K, in order to provide information to the investing public while the Investigation continued.

The Company’s inability to file its quarterly report for the second quarter of 2003 with the SEC on a timely basis violated the American Stock Exchange (“AMEX”) continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. The Company submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. After the initial acceptance, the Company revised the plan with the approval of AMEX in order to accommodate new developments, including the Company’s inability to file its annual report on Form 10-K for 2003 and its quarterly report on Form 10-Q for the first quarter 2004.

In August 2003, the United States Attorney’s Office for the Northern District of Georgia (the “US Attorney’s Office”) informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney’s Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect the Company’s business. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of the Company’s management team may be diverted from normal business operations. This could adversely affect the business, financial condition, operating results, and cash flow of the Company.

On January 30, 2004, the Company announced that the Investigation had concluded and the Audit Committee released a general summary the Investigation findings. On February 2, 2004, our former auditor resigned from its position and subsequently withdrew its audit reports for the periods ended December 31, 2002, 2001 and 2000, advising the Company that the financial statements and related audit reports should no longer be relied upon. The former auditors stated in a letter to the Company that it had determined that likely “illegal acts”, which had been the subject of the Investigation, had come to its attention and that these illegal acts would have a material effect on the Company’s financial statements. Additionally, our former auditor indicated that information had come to its attention that caused it to conclude that the Company’s accounting for revenue recognition in connection with sales of equipment to Coca-Cola North America Fountain in the years ended December 31, 2001 and 2002 is “not correct” and had raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. The Company has filed the letters from its former auditors which outline these assertions and have responded to them in an 8-K, filed with the SEC on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the SEC on February 24, 2004 and March 10, 2004.

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. No specific amount of damages was claimed and the action was voluntarily dismissed by the plaintiff, without prejudice, on July 15, 2004. See “Part II – Other Information – Item 1 – Legal Proceedings.”

On March 1, 2004, the Audit Committee engaged BDO Seidman as the Company’s new independent auditor to audit the Company’s financial information for 2003, as well as for prior periods for which the former auditor had withdrawn its audit reports, and to review financial information for prior quarterly periods. This process of audit and review was completed by BDO Seidman on June 16, 2004, which enabled Lancer to file all past due and current periodic reports with the SEC on July 1, 2004 and to regain compliance with Section 1003(d) of the AMEX Company Guide. The reaudit did not result in any adjustment to the Company’s previously disclosed financial statements for the prior periods.

Due to its inability to deliver audited financial statements for the year 2003 to its lenders and other events and circumstances, the Company was in default under the terms of the Seventh Amendment and Restated Credit Agreement, as amended (the “Former Credit Agreement”). Due mainly to certain “cross-default” provisions, the Company also came into default under certain of its guaranties and a capital lease.

Effective June 30, 2004, the Company and its lenders entered into the Amended and Restated Credit Agreement (the “Credit Agreement”).  The known defaults under the Company’s guarantees and capital lease have been waived as of June 30, 2004. For further discussion relating to the Former Credit Agreement and the Credit Agreement, see Part I – Financial Information - Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt.”

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company’s expectations of future financial results. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain and the Company can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to:

•      general economic trends;

•      ability to service its debt;

•      availability of capital sources;

•      currency fluctuations;

•      fluctuations in operating costs;

•      competitive practices in the industry in which it competes;

•      changes in labor conditions;

•      its capital expenditure requirements;

•      technological changes and innovations;

•      legislative or regulatory requirements;

•      operating changes and product needs of its main customer, The Coca-Cola Company;

•      losses from litigation; and

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

Results of Operations

General.  Lancer Corporation (“Lancer” or the “Company”) designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry.  The Company also markets frozen beverage dispensers manufactured by a joint venture that is 50% owned by the Company.  The Company’s products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company, which influences substantially more than half of the Company’s sales), bottlers, equipment distributors, beer breweries, restaurants and convenience stores for use in various food and beverage operations. The Company’s primary manufacturing and administrative facility is located in San Antonio, Texas. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia and Mexico, and operates warehouses in Belgium, Ecuador, New Zealand, and the United Kingdom.

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

The Company’s products can be divided into four major categories: (i) fountain soft drink, citrus, and frozen beverage dispensers, which includes a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems; (ii) post-mix dispensing valves, which mix syrup and carbonated water at a preset ratio; (iii) beer dispensing systems and related accessories; and (iv) other products and services, which includes various dispensing systems and replacement parts in connection with the remanufacturing process.

Events. On January 30, 2004, the Company announced that the Audit Committee Investigation had concluded and the Audit Committee released a general summary the Investigation findings. On February 2, 2004, our former auditor resigned from its position and subsequently withdrew its audit reports for the periods ended December 31, 2002, 2001 and 2000, advising the Company that the financial statements and related audit reports should no longer be relied upon.

On March 1, 2004, the Audit Committee engaged BDO Seidman as the Company’s new independent auditor to audit the Company’s financial information for 2003, as well as for prior periods for which the former auditor had withdrawn its audit reports, and to review financial information for prior quarterly periods. This process of audit and review was completed by BDO Seidman on June 16, 2004. The reaudit did not result in any adjustment to the Company’s previously disclosed financial statements for the prior periods.

On July 1, 2004, the Company filed the following reports with the SEC: Form 10-K/A for the 2002 fiscal year, Form 10-Q/A for the 2003 first quarter, Forms 10-Q for the 2003 second and third quarters, Form 10-K for the fiscal year 2003 and Form 10-Q for the 2004 first quarter. The filing of these reports enabled the Company to become current in its filing obligations with the SEC and to regain compliance with Section 1003(d) of the AMEX Company Guide.

Effective June 30, 2004, the Company and its lenders entered into the new Credit Facility, providing for, among other things a waiver for all past defaults under the prior Credit Facility.  See Part I – Financial Information - Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt”.

Accounting Policies. The Company has listed what it believes to be its most important accounting policies below.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements” contained in the 2003 Annual Report on Form 10-K filed with the SEC on July 1, 2004.

Revenue Recognition. Revenue is recognized in accordance with the following methods:

(1)           At the time of shipment for all products except for those sold under agreements described in (b).The Company requires a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to the customer. The goods are completely assembled and packaged and the Company has no further performance obligations.

(2)           As produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.  The Company had no such arrangements after March 31, 2002.

(3)           The Company has entered into an agreement with its major customer to receive partial reimbursement for design and development.  The reimbursement is offset against cost on a percentage of completion basis.

(4)           The Company has agreed to provide exclusive rights for use of certain tools to its major customer.  These tools are included in fixed assets and are depreciated over the life of the asset.  The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement, which approximates the life of the corresponding asset.

Reserve for Slow Moving and Obsolete Inventory. The Company’s provides for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  The Company’ believes that the reserve as of December 31, 2003 is adequate to provide for expected losses.

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Quarter Ended June 30,		Second Quarter 2004 vs 2003
	2004	2003
North America	$20,618	$20,704	0%
Latin America	1,381	1,753	-21%
Asia/Pacific	6,203	4,774	30%
Europe	3,494	2,139	63%
	$31,696	$29,370	8%

Revenues.  Net sales for the three months ended June 30, 2004 were $31.7 million, up 8% from sales in the same period of 2003.  Currency exchange rate fluctuations had a positive impact on sales of 2%.  In the North America region, sales in the second quarter of 2004 declined slightly from last year.  Sales fell 21% in the Latin America region, as market conditions remained weak.  Sales rose 30% in the Asia/Pacific region, including the positive effect of 12% from exchange rate movements.  Most of the improvement came in Australia, where beer and fountain sales were strong.  Sales in the Europe region increased 63%, due largely to improved shipments of valves.  Production issues with one of the Company’s valve products negatively impacted sales in the Europe region in the 2003 period.  Additionally, incremental sales in the United Kingdom, where Lancer established an operation in 2003, boosted results for the Europe region.  Finally, sales in the region received a 10% positive impact from exchange rate fluctuations.

Gross Margin.  Gross margin was 32.2% in the quarter ended June 30, 2004, compared to 26.2% in the same quarter of 2003.  The improvement in 2004 was largely due to manufacturing cost reductions, including a reduction in the number of manufacturing employees, improved manufacturing efficiency, and a shift of some operations to a lower cost facility.  The benefits of higher factory output also contributed to the higher gross margin.

Operating Expenses.  Selling, general and administrative expenses were $7.8 million in the second quarter of 2004, compared to $6.7 million in the second quarter of 2003.  During the 2004 quarter, professional fees rose $0.8 million over prior year levels, primarily due to the re-audit of the years 2000, 2001 and 2002, and related matters.  Compensation expense rose $0.7 million in the 2004 quarter.  Variable compensation accruals based on the Company’s performance in 2004 made up most of the increase.   Finally, exchange rate fluctuations caused spending to increase by $0.2 million over the second quarter of 2003.

Non-Operating Income/Expenses.

•      Interest expense was $0.1 million in the second quarter of 2004, down slightly from $0.2 million in the same period last year.  Lower average borrowings in the 2004 period more than offset the impact of higher interest rates.

•      Income from joint ventures was $0.1 million in the second quarter of 2004, compared to a loss of $0.3 million in the first quarter of 2003.  The improvement in 2004 was driven by the profitability of the Company’s 50% owned joint venture Lancer FBD Partnership, Ltd. (“Lancer FBD”).

•      The effective tax rate in the second quarter of 2004 was 36.5%, compared to 53.8% in the same period of 2003.  The Company made certain adjustments in the second quarter of 2003 following the filing of the Company’s 2002 income tax return.  The adjustments resulted in additional income tax expense of $0.1 million.  Because income from continuing operations before income tax was $0.6 million in the second quarter of 2003, the additional income tax expense caused a disproportionate increase to the Company’s effective tax rate.

Net Earnings/Loss.  Net earnings were $1.4 million in the second quarter of 2004, up from $0.2 million in the second quarter of 2003.  Higher sales and a higher gross margin led to the improved profitability in the 2004 period.

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Six Montrhs Ended June 30,		First Six Months 2004 vs 2003
	2004	2003
North America	$38,954	$39,212	-1%
Latin America	2,475	3,691	-33%
Asia/Pacific	12,823	9,694	32%
Europe	6,951	3,647	91%
	$61,203	$56,244	9%

Revenues.  Net sales for the first six months of 2004 were $61.2 million, up 9% from sales in the same period of 2003.  Currency exchange rate fluctuations had a positive impact of 4% on net sales.  In the North America region, sales declined 1% in the first half of 2004. Sales declined 33% in the Latin America region, where market conditions remain weak.  In the Asia/Pacific region, sales increased 32%, aided by a positive impact from currency exchange rates of 19%.  The improvement was centered in Australia, where beer and fountain equipment sales were strong.  Sales rose 91% in the Europe region, including a 19% positive effect from currency fluctuations.  Valve sales increased in Europe, after production issues with one of the Company’s valve products negatively impacted sales in the Europe region in the 2003 period.  Incremental sales in the United Kingdom, where Lancer established an operation in 2003, also contributed to the improvement in the Europe region.

Gross Margin.  Gross margin was 30.7% in the first half of 2004, compared to 24.0% in the first half of 2003. The improvement in 2004 was largely due to manufacturing cost reductions, including a reduction in the number of manufacturing employees, improved manufacturing efficiency, and a shift of some operations to a lower cost facility.  The benefits of higher factory output also contributed to the higher gross margin.

Operating Expenses.  Selling, general and administrative expenses were $15.4 million in the first half of 2004, compared to $13.3 million in the same period of 2003.  Professional fees rose $1.8 million in the 2004 period, primarily because of the re-audit of the years 2000, 2001and 2002, and legal fees from the investigation conducted by the Securities and Exchange Commission, the US Attorney’s Office, and the Audit Committee of the Company’s Board of Directors.  Compensation expense rose $0.9 million in the first half of 2004.  Variable compensation accruals based on the Company’s performance in 2004 made up most of the increase.   Finally, exchange rate fluctuations caused spending in the first half of 2004 to increase by $0.5 million over 2003 levels.

Non-Operating Income/Expenses.

•      Interest expense was $0.3 million in the first half of both 2004 and 2003.  Higher average interest rates in the 2004 period were offset by lower average borrowings.

•      Income from joint ventures was $0.3 million in the first half of 2004, compared to a loss of $0.5 million in the first half of 2003.  The improvement in 2004 was driven by the profitability of the Company’s 50% owned joint venture Lancer FBD.  During the first half of 2004, one of Lancer FBD’s customers agreed to reimburse it for $0.5 million of inventory that had been impaired during 2003.

•      Other income in the first half of 2004 included a $0.4 million gain relating to insurance proceeds from a claim that occurred in 2003.

•      The effective tax rate was 36.5% in the first six months of 2004.  During the first half of 2003, the Company recorded a $0.8 million charge to income tax expense stemming from the decision to terminate the DISC election for the Company’s subsidiary that exports products from the United States. Additionally, the Internal Revenue Service completed its audit of the Company’s deduction of its investment in Brazil, and other matters. As a result of the resolution, Lancer reversed certain tax accruals, resulting in an income tax benefit of $0.4 million.

Net Earnings/Loss.  Net earnings were $2.4 million in the first half of 2004, compared to a loss of $0.1 million in the first half of 2003.  Higher sales and a higher gross margin led to the improved profitability in the 2004 period.

Outlook

During 2003, the Company took a charge of approximately $1.2 million on inventory unlikely to be used as intended in the production of a customer’s beverage dispensing platform.  The Company believes there are no significant alternative uses for the inventory.  Lancer is seeking reimbursement from the customer for the inventory, as well as for certain expenses relating to the project, but can make no assurance that it will be successful in obtaining all of the reimbursement that it seeks.  If it were to receive reimbursement in the future, Lancer would likely recognize income in the amount of the reimbursement.

During the first half of 2004, the Company incurred $1.0 million of expenses relating to the Investigation conducted by the Audit Committee, the investigations conducted by the SEC and the US Attorney’s Office, and the negotiation of the amendment to the Company’s credit facilities.  The Company expects to continue to incur expense from the investigations and related matters during 2004.  Additionally, the Company incurred $1.2 million of expense in the first half of 2004 from the audit of the Company’s financial statements for fiscal years 2000, 2001, 2002 and 2003.  The Company expects audit expense for the remainder of 2004 to approximate historical levels.

Liquidity and Capital Resources

General.  The Company’s principal sources of liquidity are cash flows from operations and amounts available under the Company’s lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements, as well as its debt service requirements, with funds provided by operations and borrowings under its credit facilities.

Cash Provided by Operations and Capital Expenditures.  Cash provided by operating activities was $3.4 million in the first half of 2004, compared to cash used in operating activities of $1.0 million in the first half of 2003.  The improvement in 2004 was caused largely by the Company’s profitability, and by an increase in accounts payable.  The Company made capital expenditures of $1.1 million during the first half of 2004, primarily for equipment and tooling.

Debt.  The Company has a $1.196 million debt payable outstanding in relation to the Company’s discontinued Brazilian operations that was due on December 31, 2001.  The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but it has recorded the balance of the debt plus interest accrued through June 30, 2004 in its financial statements.  During the second quarter of 2003, the payee demanded payment of the debt.  The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.  The Company can make no assurance that it will be successful in negotiating such a settlement of the debt.  The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company’s ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the Company’s Credit Agreement.  The Company’s lenders under the Credit Agreement have waived the event of default caused by the nonpayment of the note to the Company’s credit facilities.

Prior to June 30, 2004, the Company, along with certain of its subsidiaries, was a party to the Former Credit Agreement, which provided for a term loan in the aggregate amount of $14.8 million, consisting of $12.9 million in Term A loans and $1.9 million in Term B loans and a $25.0 million revolving loan amount (the “Former Credit Facility”) with The Frost National Bank as the Administrative Agent and as a lender (“Frost”), Harris Trust and Savings Bank (“Harris”) and Whitney National Bank (“Whitney” and together with Frost and Harris, the “Lenders”). Due to the Company’s inability to deliver audited financial statements for the year 2003 to its lenders and certain other events and circumstances, the Company came into default under the terms of its Former Credit Agreement.

Effective June 30, 2004, the Company and the Lenders came to terms on a new credit facility (the “Credit Facility”) which replaced the Former Credit Facility and entered into the Credit Agreement which provided for (i) aggregate term loans in the amount of $9.0 million, consisting of $8.2 million in Term A loans and $0.8 million in Term B loans (the Term A and Term B loans are referred to herein as the “Term Loans”), and (ii) a $10.0 million revolving loan amount (the “Line of Credit”). The Term Loan amounts were based on the existing balances of the Former Credit Facility.

As of June 30, 2004, the outstanding balance on the Line of Credit was $3.0 million, with unused availability of $7.0 million and cash of $4.7 million. The term loans had a combined June 30, 2004 balance of $8.7 million.

Principal balances outstanding under the Credit Facility bear interest per annum at the sum of the base rate plus 2.0%.  The base rate is defined as the greater of (i) the variable rate per annum (as established by Frost from time to time as its corporate base rate for short-term commercial loans to corporate buyers) and (ii) the overnight cost of funds of Frost as determined solely by Frost, plus a margin of 0.5% per annum.  At June 30, 2004, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.00%.  Interest on base rate loans is payable on the last day of each quarter.  The Company pays a quarterly fee on the average availability under the Line of Credit based on an annual rate of 0.2%.

The Credit Facility requires quarterly payments of $275,000 on the Term A loans and $75,000 on the Term B loans beginning on June 30, 2004, provided that the Term loans are paid in full on or before July 15, 2005.   The Line of Credit expires on January 31, 2005.

Subject to certain conditions, mandatory prepayments of the Term A loan are required to be made with portions of the proceeds from the issuance or sale of any indebtedness as defined in the Credit Agreement.  A mandatory payment on the outstanding amount under the Line of Credit is required if such outstanding amount exceeds the Consolidated Borrowing Base, which is determined based on certain percentages of accounts receivable and inventory.

The Credit Facility contains financial covenants which include limitations on indebtedness and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company’s assets in the United States. At June 30, 2004, the Company was in compliance with these covenants.

At June 30, 2004 and December 31, 2003, long-term obligations consisted of the following:

(Amounts in thousands)	June 30, 2004	December 31, 2003

Credit facility – term loans	$8,687	$9,386
Other	1,548	1,617
Total long-term obligations	10,235	11,003
Less: Current maturities	2,740	2,735
Long-term obligations, net	$7,495	$8,268

Risk Factors

The Company has been the Target of Securities Litigation and May Again Be the Target of Further Actions, Which May Be Costly and Time Consuming to Defend.

On May 14, 2004, a purported class action naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas. On July 15, 2004, the plaintiff’s voluntarily dismissed the lawsuit, without prejudice. See Part II – Other Information – Item 1 - Legal Proceedings. Although the lawsuit was dismissed, securities class action litigation is often brought against a company following a decline in the market price of its securities. The uncertainty of the currently pending SEC and US Attorney investigations could lead to more volatility in our stock price. The Company may in the future be the target of securities class action claims similar to those described above.

If the Company became a target of future class action claims, it would likely require significant commitment of the Company’s financial and management resources and time, which may seriously harm the business, financial condition and results of operations of the Company.

We are Subject to a Formal SEC Inquiry and an Investigation by the US Attorney.

In August 2003, the US Attorney’s Office informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to cooperate fully, with both the US Attorney’s Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect the Company’s business. The Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of the Company’s management team may be diverted from normal business operations which could, in turn adversely affect the Company’s business, financial condition, operating results, and cash flow. The Company intends to continue to cooperate with the SEC and comply with the SEC’s requests for information.  The Company cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

In addition, under the terms of the Company’s Credit Facility, certain governmentally imposed fines or cease and desist orders are an event of default and could result in the termination of the loan commitments and acceleration of the outstanding debt thereunder. Such termination and acceleration of the credit facility could adversely affect the Company’s business, financial condition, operating results and cash flow. See Part I – Financial Information - Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for more information relating to the Credit Facility.

The Company’s Vendors, Suppliers and Customers May React Adversely to the ongoing investigation by the SEC and US Attorney.

The Company’s future success depends in large part on the support of its suppliers and customers, who may react adversely to the ongoing investigation by the SEC and US Attorney.  Negative publicity about the Company may cause some of our potential customers to defer purchases of our products. The Company’s vendors and suppliers may re-examine their willingness to do business with the Company if they lose confidence in its ability to fulfill its commitments.

Provisions in the Company’s Certificate of Incorporation and Bylaws and Texas Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of the Company’s Common Stock.

The Company’s board of directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock.  If preferred stock is issued, the voting and other rights of the holders of the Company’s common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company that could have been at a premium price to the Company’s stockholders.

Certain provisions of the Company’s certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult.  The Company’s board of directors has the authority to impose various procedural and other requirements that could make it more difficult for the Company’s stockholders to effect certain corporate actions.  Any vacancy on the Company’s board of directors may be filled by a vote of the majority of directors then in office.

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

The Trading Price of the Company’s Common Stock Has Been, and Is Expected to Continue to Be, Volatile.

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

•      announcements of new products or acquisitions by the Company’s competitors;

•      governmental regulatory action;

•      resolution of pending or unasserted litigation, including the existing purported class action;

•      resolution of the Company’s SEC or US Attorney investigations; and

•      general trends in the Company’s industry and overall market conditions.

Movements in prices of equity securities in general may also affect the market price of the Company’s common stock.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s market risk factors since December 31, 2003.

Item 4 – Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

In January 2004, the Company’s Audit Committee completed its investigation, which began in June 2003. During, and at the conclusion of the investigation, the Audit Committee made recommendations with respect to improvements in the Company’s internal controls. The recommendations included supplementing the internal audit function with external resources, obtaining written confirmation of compliance with the Company’s Code of Conduct on a quarterly basis by certain management employees and annually by all employees, and a review by Internal Audit of electronic and paper record-keeping processes and procedures and implementation of its recommendations. The Company reviewed and made enhancements to electronic and paper record-keeping processes and procedures during the fourth quarter of 2003 and implemented the other recommendations during 2004. Other than as described above, there have been no significant changes during the fourth quarter of 2003 in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

On February 2, 2004, our former auditor resigned from its position as independent auditors of the Company and withdrew its December 31, 2002, 2001 and 2000 audit reports, advising the Company that the financial statements and related audit reports should no longer be relied upon. Our former auditor stated in a letter to the Company that, among other things, it had determined that likely illegal acts, which had been the subject of the Audit Committee investigation, had come to its attention and that these likely illegal acts would have a material effect on the Company’s financial statements. The Company filed a Form 8-K with the SEC on February 10, 2004 (the “Original 8-K”) which set forth certain disclosure relating to our former auditor’s resignation and the circumstances surrounding the resignation. Subsequently, the Company filed two amendments to the Original 8-K, one filed with the SEC on February 24, 2004 (the “First Amendment”) and the other on March 10, 2004 (the “Second Amendment”).

In response to the Original 8-K disclosure, our former auditor submitted a letter to the Company dated February 20, 2004 (the “Letter”) which was filed with the First Amendment. The Letter stated that our former auditor believed the investigative report indicated that the Audit Committee’s investigation had uncovered evidence as to the following:

(i) Preparation of documentation inconsistent with the underlying economic substance as to transactions between the Company and Coca-Cola North America Fountain;

(ii) Improper personal use of corporate assets;

(iii) Unapproved loans to Company officers and directors;

(iv) Improperly maintained books and records;

(v) Non-disclosure of related-party transactions; and

(vi) Improper re-invoicing at the Company’s Mexico facility.

The Company filed a response to the various assertions stated in (i) – (vi) above in the First Amendment.  Our former auditor subsequently supplied the Company with a letter, which was filed with the Second Amendment, that addressed the Company’s conclusions contained in the First Amendment.

Part II – Other Information

Item 1 - Legal Proceedings

In August 2003, the US Attorney’s Office informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which the Company supplied. On January 13, 2004, the Company received written notice that the SEC had issued a formal order of investigation, dated December 2, 2003, that appears to concern matters which were the subject of the Audit Committee investigation, including allegations contained in the Matthew Whitley lawsuit against The Coca-Cola Company. The Company is unable at this point to predict the scope or outcome of these investigations. The Company has cooperated, and intends to continue to cooperate, with both the US Attorney’s Office and the SEC investigations.

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners.  The action alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  No specific amount of damages was ever claimed, and neither the Company nor George F. Schroeder was ever served with the lawsuit.   On July 15, 2004, the plaintiffs voluntarily dismissed the lawsuit, without prejudice.

Item 2 – Not Applicable

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 – Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

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

99.1*       Current Report on Form 8-K, filed with the Commission on February 10, 2004.

99.2*       First Amendment to the Current Report on Form 8-K, filed with the Commission on February 24, 2004.

99.3*       Second Amendment to the Current Report on Form 8-K, filed with the Commission on March 10, 2004.

*      These exhibits are incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on July 1, 2004.

(b)           Reports on Form 8-K:

The Company filed a report on Form 8-K on April 26, 2004 which discloses the Company’s position regarding a second unsolicited mini-tender offer for the Company’s shares of common stock under the Form 8-K Item 5.

The Company filed a report on Form 8-K on April 22, 2004 which discloses certain defaults by the Company under its Seventh Amendment and Restated Credit Agreement.

The Company filed a report on Form 8-K on April 26, 2004 which incorporates by reference the Company’s news release announcing the American Stock Exchange’s acceptance of Lancer’s revised compliance plan.

The Company filed a report on Form 8-K on May 19, 2004 which discloses unaudited financial information for the year 2003 and unreviewed financial information for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCER CORPORATION

(Registrant)

August 12, 2004	By:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes
Chief Executive Officer

August 12, 2004	By:	/s/ MARK L. FREITAS
Mark L. Freitas
Chief Financial Officer