Form 10-Q
period 2004-09-30
LANCER CORP /TX/
filed 2004-11-12
CIK 768162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-13875

LANCER CORPORATION

(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6655 LANCER BLVD.

SAN ANTONIO, TEXAS

 (Address of principal executive offices)

(210) 310-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding as of October 22, 2004 was 9,426,028.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current assets:
Cash	$10,478	$1,129
Receivables:
Trade accounts and notes	17,656	14,226
Other	832	1,268
	18,488	15,494
Less allowance for doubtful accounts	(518)	(745)

Net receivables	17,970	14,749

Inventories, net	25,365	24,502
Prepaid expenses	826	474
Tax refund receivable	—	225
Deferred tax asset	547	568

Total current assets	55,186	41,647

Property, plant and equipment, at cost:
Land	1,432	1,432
Buildings	22,261	22,211
Machinery and equipment	23,493	22,769
Tools and dies	10,933	12,709
Leaseholds, office equipment and vehicles	10,605	10,796
Assets in progress	1,518	2,597
	70,242	72,514
Less accumulated depreciation and amortization	(39,862)	(38,395)

Net property, plant and equipment	30,380	34,119

Long-term investments	2,505	1,786
Intangibles and other assets, at cost, less accumulated amortization	4,730	4,726

	$92,801	$82,278

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current liabilities:
Accounts payable	$7,677	$6,609
Current installments of long-term debt	2,743	2,735
Line of credit with bank	—	1,000
Deferred licensing and maintenance fees	369	1,021
Accrued expenses and other liabilities	8,995	6,964
Taxes payable	2,695	—
Total current liabilities	22,479	18,329

Deferred tax liability	1,992	1,175
Long-term debt, excluding current installments	7,107	8,268
Deferred licensing and maintenance fees	1,108	2,396
Other long-term liabilities	36	147

Total liabilities	32,722	30,315

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value: 50,000,000 shares authorized; 9,480,254 issued and 9,416,028 outstanding in 2004, and 9,426,121 issued and 9,361,895 outstanding in 2003	94	94

Additional paid-in capital	13,054	12,848

Accumulated other comprehensive income (loss)	(329)	6

Deferred compensation	(40)	(92)

Retained earnings	47,660	39,467

Less common stock in treasury, at cost; 64,226 shares in 2004 and 2003	(360)	(360)

Total shareholders’ equity	60,079	51,963

	$92,801	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net sales	$31,264	$30,237	92,467	$86,481
Cost of sales	22,368	21,855	64,772	64,615
Gross profit	8,896	8,382	27,695	21,866

Selling, general and administrative expenses	7,168	7,722	22,560	20,996
Operating income	1,728	660	5,135	870

Other (income) expense:
Interest expense	204	103	457	427
(Income) loss from joint ventures	(571)	(427)	(824)	60
Other (income) expense, net	(6,796)	20	(7,115)	(206)
	(7,163)	(304)	(7,482)	281
Income from continuing operations before income taxes	8,891	964	12,617	589

Income tax expense (benefit):
Current	3,189	447	4,747	1,328
Deferred	(124)	(90)	(323)	(616)
	3,065	357	4,424	712

Income (loss) from continuing operations	5,826	607	8,193	(123)

Discontinued operations:
Loss from operations of discontinued Brazilian subsidiary	—	40	—	160
Income tax benefit	—	(7)	—	(770)
(Income) loss from discontinued operations	—	33	—	(610)
Net earnings	$5,826	$574	8,193	$487

Common Shares Outstanding:
Basic	9,380,558	9,360,893	9,371,993	9,353,912
Diluted	9,506,649	9,431,772	9,480,633	9,460,611

Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$0.62	$0.07	0.87	$(0.01)
Earnings (loss) from discontinued operations	$—	$(0.01)	—	$0.06
Net earnings	$0.62	$0.06	0.87	$0.05

Diluted
Earnings (loss) from continuing operations	$0.61	$0.07	0.86	$(0.01)
Earnings (loss) from discontinued operations	$—	$(0.01)	—	$0.06
Net earnings	$0.61	$0.06	0.86	$0.05

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flow from operating activities:
Net earnings	$8,193	$487
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,609	4,087
Deferred licensing and maintenance fees	(488)	(419)
Deferred income taxes	829	(776)
Loss (gain) on sale and disposal of assets	(622)	55
Loss on impairment of Assets	405	—
Gain on sales of long-term investment	—	(220)
(Income) loss from joint ventures	(824)	59
Stock-based compensation expense	52	56
Changes in assets and liabilities:
Receivables	(3,401)	2,714
Prepaid expenses	(352)	(623)
Income taxes receivable	225	(2,505)
Inventories	(968)	2,806
Other assets	(195)	(446)
Accounts payable	1,382	(2,832)
Accrued expenses	1,907	267
Income taxes payable	2,694	(161)

Net cash provided by operating activities	12,446	2,549
Cash flow from investing activities:
Proceeds from sale of assets	525	28
Acquisition of property, plant and equipment	(1,488)	(3,059)
Proceeds from sale of long-term investments	—	319
Net distributions from joint ventures	105	—

Net cash used in investing activities	(858)	(2,712)
Cash flow from financing activities:
Net borrowings under line of credit agreements	(1,000)	(300)
Retirement of long-term debt, net of proceeds	(1,153)	(1,147)
Net proceeds from exercise of stock options	207	135

Net cash used in financing activities	(1,946)	(1,312)

Effect of exchange rate changes on cash	(293)	209
Net increase (decrease) in cash	9,349	(1,266)
Cash at beginning of period	1,129	3,241

Cash at end of period	$10,478	$1,975

Supplemental cash flow informaton:
Cash paid for interest	$958	$427
Cash paid (refunded) for income taxes	—	—

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation.

Lancer Corporation (the “Company”) designs, engineers, manufactures and markets fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. The Company sells its products through Company personnel, and through independent distributors and agents, principally to major soft drink companies (primarily The Coca-Cola Company, which influences substantially more than half of the Company’s sales), bottlers, equipment distributors, beer breweries and food service chains for use in various food and beverage operations. Lancer is a vertically integrated manufacturer, fabricating a significant portion of the components used in Company products.  Lancer was incorporated in Texas in 1967.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and no material changes have occurred with respect to these policies.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year’s presentation.

2.              New Accounting Pronouncements.

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

3.  Discontinued Operations.

During the quarter ended June 30, 2002, the Company decided to close its Brazilian subsidiary. Accordingly, the Company has reported the results of operations of the Brazilian subsidiary as discontinued operations in the Consolidated Statements of Operations.

Certain information with respect to the discontinued Brazilian operation for the three months and nine months ended September 30, 2004 and 2003 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net sales	$—	$—	$—	$—

Pretax loss from discontinued operations	—	40	—	160

Income tax benefit	—	(7)	—	(770)

(Income) loss from discontinued operations	$—	$33	$—	$(610)

During the first quarter of 2003, the IRS completed its audit of the Company’s deduction of its investment in the Brazilian operations, and other matters.  As a result, the Company reversed certain tax accruals resulting in a tax benefit of  $0.7 million from discontinued operations for the year ended December 31, 2003.  See Note 8 — Income Taxes, below.

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	September 30,	December 31,
	2004	2003
Current assets	$—	$—
Property, plant and equipment, net	—	—
Current liabilities	(1,227)	(1,208)

Net liabilities of discontinued operation	$(1,227)	$(1,208)

Current liabilities include a $1.196 million principal amount of debt payable in relation to the Company’s discontinued Brazilian operations that was due on December 31, 2001.  The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but has recorded the balance of the debt, plus interest accrued through September 30, 2004, in its financial statements.  During the second quarter of 2003, the payee demanded payment of the debt.  The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.  The Company can make no assurance that it will be successful in negotiating such a settlement of the debt.  The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company’s ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the Company’s Amended and Restated Credit Agreement (the “Current Credit Agreement”).  The Company’s Current Credit Agreement provides, however, that non-payment of this debt shall not be an event of default, unless additional collection actions are commenced and non-payment by Lancer continues for more than twenty (20) business days after Lancer has knowledge of the additional collection action.

4.   Inventory Components.

Inventories are stated at the lower of cost (on a first-in, first-out basis for finished goods and work in process, and an average cost basis for raw materials and supplies) or market. Inventory components are as follows (amounts in thousands):

	September 30,	December 31,
	2004	2003
Finished goods	$8,594	$9,327
Work in process	6,287	6,504
Raw material and supplies	10,484	8,671
	$25,365	$24,502

5.   Net Earnings Per Share.

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period.  The dilutive effect of stock options approximated 126,090 and 70,879 shares for the three months ended September 30, 2004 and 2003, respectively.  The dilutive effect of stock options approximated 108,640 and 106,699 for the nine months ended September 30, 2004 and 2003, respectively.

6.   Stock Compensation Plans.

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

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004		2003		2004		2003
Net earnings - as reported	$5,826		$574		$8,193		$487
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	8		10		35		37
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(18)		(32)		(65)		(89)
Net earnings - pro forma	$5,816		$552		$8,163		$435
Net earnings per basic share-as reported	$0.62		$0.06		$0.87		$0.05
Net earnings per basic share-pro forma	$0.62		$0.06		$0.87		$0.05

Net earnings per diluted share-as reported	$0.61		$0.06		$0.86		$0.05
Net earnings per diluted share-pro forma	$0.61		$0.06		$0.86		$0.05

Weighted-average fair value of options, granted during the period	$—	(1)	$—	(2)	$—	(1)	$4.16

The fair value of each option granted in the three and nine months ended September 30, 2004 and 2003, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004		2003		2004		2003

Expected life (years)	—	(1)	—	(2)	—	(1)	7
Interest rate	—	(1)	—	(2)	—	(1)	3.3%
Volatility	—	(1)	—	(2)	—	(1)	47.2%
Dividend yield	None		None		None		None

(1) No options were granted during the three and nine months ended September 30, 2004.

(2) No options were granted during the three months ended September 30, 2003.

7.   Comprehensive Income.

The following are the components of comprehensive income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net earnings	$5,826	$574	$8,193	$487
Foreign currency gain (loss) arising during the period	395	66	(335)	1,467
Unrealized gain on investment, net of tax	—	—	—	40
Reclassification adjustment for gain included in other income	—	—	—	(45)
Comprehensive income	$6,221	$640	$7,858	$1,949

The line item, “Accumulated other comprehensive (income) loss” on the accompanying consolidated balance sheets includes foreign currency gains, unrealized gain (loss) on investment and unrealized loss on derivative instruments.

8.   Income Taxes.

The actual tax benefit for the three and nine months ended September 30, 2004 approximates the “expected” tax expense (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes). The actual tax benefit for the three and nine months ended September 30, 2003 differs from the “expected” tax expense primarily as a result of the factors described below.

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

During the first quarter of 2003, the IRS completed its audit of the Company’s deduction of its investment in the Brazilian operations, and other matters.  As a result, the Company reversed certain tax accruals in the three months ended March 31, 2003, resulting in an income tax benefit of $1.1 million. Of this benefit, $0.7 million related to the Brazilian operations was reclassified from tax benefits of continuing operations to tax benefits of discontinued operations for the three months ended March 31, 2003.  See Note 3 — Discontinued Operations, above.

9.   Segment and Geographic Information.

The Company is engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  The Company manages its operations geographically.  Sales are attributed to a region based on the ordering location of the customer.

	North	Latin	Asia/
(Amounts in thousands)	America	America	Pacific	Europe	Corporate	Total

Three months ended September 30, 2004
Total revenues	$20,338	$1,582	$6,970	$2,374	$—	$31,264
Operating income (loss)	4,223	170	804	220	(3,689)	1,728

Three months ended September 30, 2003
Total revenues	$20,820	$2,172	$5,392	$1,853	$—	$30,237
Operating income (loss)	4,709	(210)	228	(156)	(3,911)	660

Nine months ended September 30, 2004
Total revenues	$59,292	$4,057	$19,793	$9,325	$—	$92,467
Operating income (loss)	13,948	(137)	1,946	1,235	(11,857)	5,135

Nine months ended September 30, 2003
Total revenues	$60,032	$5,863	$15,086	$5,500	$—	$86,481
Operating income (loss)	10,009	236	832	98	(10,305)	870

All intercompany revenues are eliminated in computing revenues and operating income.  The corporate component of operating income represents corporate general and administrative expenses.

10.       Product Warranties.

The Company generally warrants its products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  As of September 30, 2004 and December 31, 2003, the Company has accrued $1.2 million and $0.6 million, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for the three and nine months ended September 30, 2004 was $0.04 million and $0.29 million, respectively.  Warranty claims expense for the three and nine months ended September 30, 2003 was $0.25 million and $0.70 million, respectively.

(Amounts in thousands)
Accrued product warranty costs as of January 1, 2004	$586

Liabilities accrued for warranties issued during the period	938

Warranty claims paid during the period	(288)

Accrued product warranty costs as of September 30, 2004	$1,236

11.  Other Guaranties.

On January 31, 2003, Lancer FBD Partnership, Ltd., a partnership in which the Company owns a 50% partnership interest, obtained a $1.5 million revolving credit facility from a bank.  The Company entered into a Continuing Guarantee Agreement with the lender pursuant to which it guaranteed the repayment of the partnership’s debt.  In accordance with FIN 45, the Company has recorded a liability of $22,500, which represents the estimated value of the guaranty.  As of September 30, 2004, there were no amounts outstanding under the credit facility.

On March 5, 2003, Moo Technologies, LLC, a limited liability company in which the Company owns 50% of the outstanding equity, obtained a $0.75 million revolving credit facility from a bank.  The Company entered into a Commercial Guarantee with the lender pursuant to which it guaranteed the repayment of the Moo Technologies, LLC debt.  The Company recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  As of September 30, 2004, the balance of the credit facility was $0.75 million.  Moo Technologies, LLC is a developmental stage company that reported no operating revenue in 2003 and the first nine months of 2004.  Moo Technologies, LLC incurred a net loss of $0.3 million in 2003, and a net loss of $0.4 million in the first nine months of 2004.  The Company invested $0.2 million in Moo Technologies, LLC during the first nine months of 2004, bringing its net investment in the company to $0.3 million as of September 30, 2004.

12.       Other Matters.

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

On May 14, 2004, a purported class action, cause number 04-CV-427, naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas by TDH Partners. The action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. No specific amount of damages was claimed and the action was voluntarily dismissed by the plaintiff, without prejudice, on July 15, 2004. See “Part II — Other Information — Item 1 — Legal Proceedings.”

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

Effective June 30, 2004, the Company and its lenders entered into the Current Credit Agreement.  The known defaults under the Company’s guarantees and capital lease have been waived as of June 30, 2004. For further discussion relating to the Former Credit Agreement and the Current Credit Agreement, see Part I — Financial Information — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt.”

On September 13, 2004, the Company entered into an agreement with The Coca-Cola Company relating to the joint development of the iFountain line of dispensers.  Pursuant to the agreement, The Coca-Cola Company paid Lancer a total of $7.0 million in consideration of (i) Lancer’s engineering, research and development and other costs incurred by Lancer on the project,  (ii) Lancer’s inventory related to the project that could not be used as intended and did not have feasible alternate uses, and (iii) certain covenants and releases relating to the project.  Lancer had previously written-off $1.2 million of inventory associated with the project during the fourth quarter of 2003.  The Company recorded the $7.0 million payment as other income when it received the payment in the third quarter of 2004.

Item 2 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company’s expectations of future financial results and often include words such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “plan,” “potential,” and “continue,” and the negatives of these terms and variations of them or similar terminology. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain and the Company can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to:

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

Overview

General.  Lancer Corporation (“Lancer” or the “Company”) designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry.  The Company also markets frozen beverage dispensers manufactured by Lancer FBD Partnership, Ltd. (“Lancer FBD”), a partnership in which the Company owns a 50% partnership interest.  The Company’s products are sold by Company personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company, which influences substantially more than half of the Company’s sales), bottlers, equipment distributors, beer breweries, restaurants and convenience stores for use in various food and beverage operations. The Company’s primary manufacturing and administrative facility is located in San Antonio, Texas. The Company has sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. The Company manufactures products in Australia and Mexico, and operates warehouses in Belgium, New Zealand, and the United Kingdom.

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

Events. On January 30, 2004, the Company announced that the Audit Committee of its Board of Directors (the “Audit Committee”) had concluded its internal investigation (the “Investigation”) and released a general summary of the Investigation findings. On February 2, 2004, the Company’s former auditor resigned from its position and subsequently withdrew its audit reports for the periods ended December 31, 2002, 2001 and 2000, advising the Company that the financial statements and related audit reports should no longer be relied upon.

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

Effective June 30, 2004, the Company and its lenders entered into the new Credit Facility, providing for, among other things a waiver for all past defaults under the prior Credit Facility.  See Part I — Financial Information — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt.”

On September 13, 2004, the Company entered into an agreement (the “Settlement Agreement”) with The Coca-Cola Company relating to the joint development of the iFountain line of dispensers.  Pursuant to the Settlement Agreement, The Coca-Cola Company paid Lancer a total of $7.0 million in consideration of (i) Lancer’s engineering, research and development and other costs incurred by Lancer on the project,  (ii) Lancer’s inventory related to the project that could not be used as intended and did not have feasible alternate uses, and (iii) certain covenants and releases relating to the project.  Lancer had previously written-off $1.2 million of inventory associated with the project during the fourth quarter of 2003.  The Company recorded the $7.0 million payment as other income when it received the payment in the third quarter of 2004.

Accounting Policies. The Company has listed what it believes to be its most important accounting policies below.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Note 1 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements” contained in the 2003 Annual Report on Form 10-K filed with the SEC on July 1, 2004.

Revenue Recognition. Revenue is recognized in accordance with the following methods:

(a)           At the time of shipment for all products except for those sold under agreements described in (b).  The Company requires a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to the customer. The goods are completely assembled and packaged and the Company has no further performance obligations.

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

Reserve for Slow Moving and Obsolete Inventory. The Company provides for slow moving inventory based on an analysis of the age and usage of the inventory. Additionally, management evaluates the inventory for obsolescence, and adds to the inventory reserve as appropriate.  The Company believes that the reserve as of September 30, 2004 is adequate to provide for expected losses.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

Non-Recurring Payment:  During the third quarter of 2004, the Company recorded other income of $7.0 million from the Settlement Agreement.

Revenues by Geographic Segment

(Amounts in thousands)

	Quarter Ended September 30,		% Change
			Third Quarter
	2004	2003	2004 vs 2003
North America	$20,338	$20,820	-2%
Latin America	1,582	2,172	-27%
Asia/Pacific	6,970	5,392	29%
Europe	2,374	1,853	28%
	$31,264	$30,237	3%

Revenues.  Net sales for the three months ended September 30, 2004 were $31.3 million, up 3% from sales in the third quarter of 2003.  Currency exchange rate fluctuations had a positive impact of 2% on 2004 third quarter sales.  In the North America region, quarterly sales declined 2% from 2003 levels, due mainly to a decline in the Company’s sales to soft drink bottlers during the third quarter of 2004.  Sales fell 27% in the Latin America region, due mainly to a continued weakening demand for our products in the region.  Market conditions appear likely to remain weak in most of Latin America.  Sales rose 32% in the Asia/Pacific region, including the positive effect of 9% from exchange rate fluctuations.  Most of the improvement in the Asia/Pacific region came in Australia, where beer and fountain equipment sales were strong.  Some of the strength in Australian fountain sales is attributable to a large project for a single customer that is not expected to recur in 2005.  Sales in the Europe region increased 28%, including an 11% positive effect from currency fluctuations.  Valve sales increased in Europe, after production issues with one of the Company’s valve products negatively impacted sales in the Europe region in the 2003 period. Incremental sales in the United Kingdom, where Lancer established an operation in 2003, also contributed to the improvement in the Europe region.

Gross Margin.  Gross margin was 28.5% in the third quarter of 2004, compared to 27.7% in the same period last year.  During the third quarter of 2004, the Company incurred a charge of $0.6 million for the impairment of certain inventory.  Additionally, the Company experienced rising costs for certain raw materials including stainless steel and plastic resin.  Those negative factors were more than offset by the positive effects of manufacturing cost reductions, including a reduction in the number of manufacturing employees, improved manufacturing efficiency, and a shift of some operations to a lower cost facility.

Operating Expenses.  Selling, general and administrative expenses were $7.2 million in the third quarter of 2004, compared to $7.7 million in the third quarter of 2003.  During the 2004 quarter, professional fees declined $1.1 million from 2003 levels.  The higher spending in 2003 related to the investigations conducted by the Securities and Exchange Commission, the United States Attorney’s Office, and the Audit Committee.  Compensation expense increased $0.7 million in the three months ended September 30, 2004, due mainly to variable compensation accruals based on the Company’s performance in 2004.

Non-Operating Income/Expenses.  The following information relates to certain of the Company’s non-operating income and expenses during the three-month periods ended September 30, 2004 and 2003:

•                  Other income included $7.0 million paid to Lancer pursuant to the Settlement Agreement.  See Part I — Financial Information — Item 2 — “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Overview — Events.”  Additionally, the Company wrote-off certain tooling and related deferred licensing and maintenance fees, resulting in $0.4 million (net) of income.  The Company also wrote-off $0.4 million of tooling from another project, and $0.2 million of capitalized bank facility closing costs during the third quarter of 2004.

•                  Interest expense was $0.2 million in the third quarter of 2004, up from $0.1 million in the third quarter last year.  The increase was caused by higher average interest rates on the Company’s borrowings.

•                  Income from joint ventures was $0.6 million in the third quarter of 2004, compared to $0.4 million in the same period of 2003.  The improvement in 2004 was driven by the profitability of Lancer FBD.  Moo Technologies LLC is a developmental stage limited liability company in which the Company owns 50% of the outstanding equity.  Lancer’s portion of Moo Technologies’ net loss was $0.1 million in the third quarter of 2004 and 2003.  The Company expects Moo Technologies to be unprofitable for at least the next two quarters.

•                  The effective tax rate in the third quarter of 2004 was 34.5%, compared to 37.0% in the third quarter of 2003.  The Company’s lower level of profitability in the third quarter of 2003 enhanced the impact of nondeductible expenses on the tax rate.

Net Earnings/Loss.  Net earnings were $5.8 million in the third quarter of 2004, compared to $0.6 million in the third quarter of 2003.  The $7.0 million ($4.6 million net of tax) of other income relating to the Settlement Agreement caused most of the improvement in profitability.

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

Non-Recurring Payment:  During the nine months ended September 30, 2004, the Company recorded other income of $7.0 million from the Settlement Agreement.

Revenues by Geographic Segment

(Amounts in thousands)

	Nine Months Ended September 30,		% Change
			First Nine Months
	2004	2003	2004 vs 2003
North America	$59,292	$60,032	-1%
Latin America	4,057	5,863	-31%
Asia/Pacific	19,793	15,086	31%
Europe	9,325	5,500	70%
	$92,467	$86,481	7%

Revenues.  Net sales for the first nine months of 2004 were $92.5 million, up 7% from sales in the same period of 2003.  Currency exchange rate fluctuations had a positive impact of 3% on net sales for the nine months ended September 30, 2004.  In the North America region, sales declined 1% in the first three quarters of 2004, due to a decline in the Company’s sales to soft drink bottlers during the 2004 period.  Sales fell 31% in the Latin America region, including the negative impact from currency exchange rate movements of 5%, due to continued weakening of demand for our products in the region.  Market conditions appear likely to remain weak in Latin America.  In the Asia/Pacific region, sales rose 31%, aided by a positive impact from currency exchange rates of 16%.  Most of the sales growth in the Asia/Pacific region occurred in Australia, where beer and fountain equipment sales were strong.  Some of the strength in Australian fountain sales is attributable to a large project for a single customer that is not expected to recur in 2005.  Sales in the Europe region rose 70%, including a 16% positive effect from currency fluctuations.  Valve sales increased in Europe, after production issues with one of the Company’s valve products negatively impacted sales in the Europe region in the 2003 period.  Incremental sales in the United Kingdom, where Lancer established an operation in 2003, also contributed to the improvement in the Europe region.

Gross Margin.  Gross margin was 30.0% in the first nine months of 2004, compared to 25.3% in the same period of 2003.  During the 2004 period, the Company incurred a charge of $0.6 million for the impairment of certain inventory.  Additionally, the Company experienced rising costs for certain raw materials including stainless steel and plastic resin.  Those negative factors were more than offset by manufacturing cost reductions, including a reduction in the number of manufacturing employees, improved manufacturing efficiency, and a shift of some operations to a lower cost facility.

Operating Expenses.  Selling, general and administrative expenses were $22.6 million in the first nine months of 2004, compared to $21.0 million in the same period of 2003.  During the 2004 period, compensation expense rose $1.6 million, due mainly to variable compensation accruals based on the Company’s performance in 2004.   Additionally, professional fees increased $0.5 million, as increased costs from the re-audit of the years 2000, 2001 and 2002 were partially offset by a decline in legal fees.

Non-Operating Income/Expenses.  The following information relates to certain of the Company’s non-operating income and expenses during the nine-month periods ended September 30, 2004 and 2003:

•                  Other income includes $7.0 million paid to Lancer pursuant to the Settlement Agreement.  See Part I — Financial Information — Item 2 — “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Overview — Events.”  Additionally, the Company wrote-off certain tooling and related deferred licensing and maintenance fees, resulting in $0.4 million (net) of income.  The Company also wrote-off $0.4 million of tooling from another project.  Finally, other income includes a $0.4 million gain relating to insurance proceeds from a claim that occurred in 2003, partially offset by the write-off of $0.2 million of capitalized bank facility closing costs during 2004.

•                  Interest expense was $0.5 million in the first three quarters of 2004, up from $0.4 million in the same period of 2003.  Higher average interest rates on the Company’s borrowings were only partially offset by lower average borrowings.

•                  Income from joint ventures was $0.8 million in the first nine months of 2004, compared to a loss of $0.1 million in the same period last year.  The improvement in 2004 was driven by the profitability of Lancer FBD.  During the first quarter of 2004, one of Lancer FBD’s customers agreed to reimburse it for $0.5 million of inventory that had been impaired during 2003. Lancer’s portion of Moo Technologies’ net loss was $0.2 million in the nine-month periods ended September 30, 2004 and 2003.  The Company expects Moo Technologies to be unprofitable for at least the next two quarters.

•                  The effective tax rate was 35.0% in the first nine months of 2004.  During the same period of 2003, the Company recorded a $0.8 million charge to income tax expense stemming from the decision to terminate the DISC election for the Company’s subsidiary that exports products from the United States. Additionally, the Internal Revenue Service completed its audit of the Company’s deduction of its investment in Brazil, and other matters. As a result of the resolution, Lancer reversed certain tax accruals, resulting in an income tax benefit of $0.4 million.

Net Earnings/Loss.  Net earnings were $8.2 million in the first three quarters of 2004, compared to $0.5 million in the same period of 2003, due primarily to $7.0 million ($4.6 million net of tax) of other income relating to the Settlement Agreement.  Higher sales and a higher gross margin also contributed to the improved profitability in the 2004 period.

Outlook

During the first nine months of 2004, the Company incurred $1.1 million of expenses relating to the Investigation, the investigations conducted by the SEC and the US Attorney’s Office, and the negotiation of the Company’s amended and restated credit facility.  The Company expects to continue to incur expense from the investigations conducted by the SEC and the US Attorney’s Office and related matters during 2004.  Additionally, the Company incurred $1.2 million of expense in the first six months of 2004 from the audit of the Company’s financial statements for fiscal years 2000, 2001, 2002 and 2003.  Audit expense approximated historical levels during the third quarter of 2004.  The Company expects audit expense to approximate historical levels for the remainder of 2004 as well.

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

Cash Provided by Operations and Capital Expenditures.  Cash provided by operating activities was $12.4 million in the first nine months of 2004, compared to $2.5 million in the same period of 2003.  The improvement in 2004 was caused largely by the Company’s profitability (which was driven by $7.0 million of other income relating to the Settlement Agreement), and by increases in accounts payable, accrued expenses, and income taxes payable.  The Company made capital expenditures of $1.5 million during the first nine months of 2004, primarily for equipment and tooling.  Capital expenditures were $3.1 million during the nine months ended September 30, 2003, and included spending for the expansion of a production facility in Piedras Negras, Mexico, and for equipment and tooling.  The Company currently has no plans for major capital projects.

Debt.  The Company has a $1.196 million principal amount of debt payable in relation to the Company’s discontinued Brazilian operations that was due on December 31, 2001.  The Company has not repaid the debt, pending discussions with the payee relating to settlement of the debt, but has recorded the balance of the debt plus interest accrued through September 30, 2004 in its financial statements.  During the second quarter of 2003, the payee demanded payment of the debt.  The Company has not paid the debt, but has chosen to continue to discuss the status of the debt in an attempt to reach a settlement.  The Company can make no assurance that it will be successful in negotiating such a settlement of the debt.  The Company believes that it has the liquidity available to pay the debt if the circumstances so require, assuming that the Company’s ability to access cash through its credit facility remains unimpeded. Nonpayment of a material obligation is an event of default under the Company’s Amended and Restated Credit Agreement (the “Current Credit Agreement”).  The Current Credit Agreement provides, however, that non-payment of this debt shall not be an event of default, unless additional collection actions are commenced and non-payment by Lancer continues for more than twenty (20) business days after Lancer has knowledge of the additional collection action.

Prior to June 30, 2004, the Company, along with certain of its subsidiaries, was a party to the Seventh Amendment and Restated Credit Agreement (the “Former Credit Agreement”), which provided for a term loan in the aggregate amount of $14.8 million, consisting of $12.9 million in Term A loans and $1.9 million in Term B loans and a $25.0 million revolving loan amount (the “Former Credit Facility”) with The Frost National Bank as the Administrative Agent and as a lender (“Frost”), Harris Trust and Savings Bank (“Harris”) and Whitney National Bank (“Whitney” and together with Frost and Harris, the “Lenders”). Due to the Company’s inability to deliver audited financial statements for the year 2003 to its lenders and certain other events and circumstances, the Company came into default under the terms of its Former Credit Agreement.

Effective June 30, 2004, the Company and the Lenders came to terms on a new credit facility (the “Credit Facility”) which replaced the Former Credit Facility and entered into the Current Credit Agreement, which provides for (i) aggregate term loans in the amount of $9.0 million, consisting of $8.2 million in Term A loans and $0.8 million in Term B loans (the Term A and Term B loans are referred to herein as the “Term Loans”), and (ii) a $10.0 million revolving loan amount (the “Line of Credit”). The Term Loan amounts were based on the existing balances of the Former Credit Facility.

As of September 30, 2004, the outstanding balance on the Line of Credit was zero, with unused availability of $10.0 million.  The Company had cash of $10.5 million. The term loans had a combined September 30, 2004 balance of $8.3 million.

Principal balances outstanding under the Credit Facility bear interest per annum at the sum of the base rate plus 2.0%.  The base rate is defined as the greater of (i) the variable rate per annum (as established by Frost from time to time as its corporate base rate for short-term commercial loans to corporate buyers) and (ii) the overnight cost of funds of Frost as determined solely by Frost, plus a margin of 0.5% per annum.  At September 30, 2004, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.75%.  Interest on base rate loans is payable on the last day of each quarter.  The Company pays a quarterly fee on the average availability under the Line of Credit based on an annual rate of 0.2%.

The Credit Facility requires quarterly payments of $275,000 on the Term A loans and $75,000 on the Term B loans beginning on June 30, 2004, provided that the Term loans are paid in full on or before July 15, 2005.   The Line of Credit expires on January 31, 2005.

Subject to certain conditions, mandatory prepayments of the Term A loan are required to be made with portions of the proceeds from the issuance or sale of any indebtedness as defined in the Credit Agreement.  A mandatory payment on the outstanding amount under the Line of Credit is required if such outstanding amount exceeds the Consolidated Borrowing Base (as defined in the Credit Agreement), which is determined based on certain percentages of accounts receivable and inventory.

The Credit Facility contains financial covenants which include limitations on indebtedness and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company’s assets in the United States. At September 30, 2004, the Company was in compliance with these covenants.

Subsequent Events.  In October 2004, the Company and a new lender agreed upon general terms for a new credit facility to replace the existing Credit Facility.  According to these general terms, the contemplated new credit facility would consist of a $15.0 million revolving facility due in three years, the borrowings would be secured by certain domestic accounts receivable, inventory, equipment, and real estate, and financial covenants would require the Company to maintain a minimum current ratio and net worth, and a maximum ratio of funded debt to EBITDA.  The Company believes it will enter into a definitive credit facility in the fourth quarter of 2004, but it can make no assurance that it will do so.  If it is unable to enter into a new credit facility, the Company will not have access to a revolving facility for liquidity after the existing revolving facility expires on January 31, 2005, which could affect the Company’s ability to finance its growth.  Additionally, the Company might not have sufficient cash on hand to retire the Term loans when they expire on July 15, 2005.  Because it believes it will be successful in entering into a new credit facility, the Company is classifying its term debt as long term despite the fact that it expires in less than one year.

Also in October 2004, the Company used cash on hand to make unscheduled principal payments of $6.0 million on its long-term debt.

At September 30, 2004 and December 31, 2003, long-term obligations consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2004	2003

Credit facility - term loans	$8,337	$9,386
Other	1,513	1,617
Total long-term obligations	9,850	11,003
Less: Current maturities	2,743	2,735
Long-term obligations, net	$7,107	$8,268

Off-Balance Sheet Arrangements

The Company owns 50% of Lancer FBD, a manufacturer of frozen beverage dispensing equipment.  The Company guarantees repayment of Lancer FBD’s $1.5 million facility with a bank.  Lancer’s portion of Lancer FBD’s net loss in 2003 was $0.1 million, and its share of Lancer FBD’s net income in the nine months ended September 30, 2004 was $1.0 million.  As of September 30, 2004, there were no amounts outstanding under the credit facility.

The Company owns 50% of Moo Technologies, a company engaged in the commercialization of milk products.  The Company has guaranteed repayment of Moo Technologies’ $0.75 million revolving credit facility with a bank. As of September 30, 2004, the balance of the credit facility was $0.75 million. Lancer’s portion of Moo Technologies’ net loss was $0.2 million in 2003 and in the first nine months of 2004.  The Company invested $0.2 million in Moo Technologies, LLC during the first nine months of 2004, bringing its net investment in the company to $0.3 million as of September 30, 2004.  The Company expects Moo Technologies to be unprofitable for at least the next two quarters.

Risk Factors

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

We are Subject to a Formal SEC Inquiry and an Investigation by the US Attorney.

In August 2003, the US Attorney’s Office informed the Company that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which the Company supplied. In January 2004, the Company received written notice that the SEC had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. The Company has fully cooperated, and intends to continue to fully cooperate, with both the US Attorney’s Office and the SEC investigations. Although the Company is unable at this point to predict the scope or outcome of these investigations, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect the Company’s business. The Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of the Company’s management team may be diverted from normal business operations which could, in turn adversely affect the Company’s business, financial condition, operating results, and cash flow. The Company cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

In addition, under the terms of the Credit Facility, certain governmentally imposed fines or cease and desist orders are an event of default and could result in the termination of the loan commitments and acceleration of the outstanding debt thereunder. Such termination and acceleration of the Credit Facility could adversely affect the Company’s business, financial condition, operating results and cash flow. See Part I — Financial Information — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for more information relating to the Credit Facility.

Finally, the Company’s future success depends in large part on the support of its suppliers and customers, who may react adversely to the ongoing investigation by the SEC and US Attorney.  Negative publicity about the Company may cause some of our potential customers to defer purchases of our products. The Company’s vendors and suppliers may re-examine their willingness to do business with the Company if they lose confidence in its ability to fulfill its commitments.

The Company has been the Target of Securities Litigation and May Again Be the Target of Further Actions, Which May Be Costly and Time Consuming to Defend.

On May 14, 2004, a purported class action naming as defendants the Company, George F. Schroeder, David F. Green and The Coca-Cola Company was filed in the United States District Court for the Western District of Texas. On July 15, 2004, the plaintiff’s voluntarily dismissed the lawsuit, without prejudice. See Part II — Other Information — Item 1 — Legal Proceedings. Although the lawsuit was dismissed, securities class action litigation is often brought against a company following a decline in the market price of its securities. The uncertainty of the currently pending SEC and US Attorney investigations could lead to more volatility in our stock price. The Company may in the future be the target of securities class action claims similar to those described above.

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

 Voting Power

The directors and executive officers of the Company beneficially own approximately 40% of the outstanding shares of the Common Stock. As a result, the directors and executive officers of the Company will have the ability to affect the vote of the Company’s shareholders on significant corporate actions requiring shareholder approval, including mergers, share exchanges and sales of all or substantially all of the Company’s assets. With such voting power, the directors and executive offers of the Company may also have the ability to delay or prevent a change in control of the Company.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s market risk factors since December 31, 2003.

Item 4 - Controls and Procedures

The Company’s principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that Lancer’s disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Lancer’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lancer’s internal control over financial reporting.

PART II

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on August 24, 2004, the shareholders elected eight members of the Board of Directors of the Company to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

The vote for nominated directors was as follows:

		Authority
Nominee	For	Withheld
Norborne P. Cole, Jr.	7,037,867	1,908,869
Brian C. Flynn, Jr.	8,930,726	16,010
James F. Gallivan, Jr.	8,930,749	15,987
Olivia F. Kirtley	6,899,863	2,046,873
Richard C. Osborne	7,074,209	1,872,527
Harold R. Schmitz	8,844,351	102,385
Alfred A. Schroeder	8,909,620	37,116
George F. Schroeder	8,664,920	281,816

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits:  See Exhibit Index on Page 25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	LANCER CORPORATION
(Registrant)

November 12, 2004	By:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes
Chief Executive Officer

November 12, 2004	By:	/s/ MARK L. FREITAS
Mark L. Freitas
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

10.1	Form of Indemnification Agreement (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2004).

10.2

Letter Agreement between Lancer Corporation and The Coca-Cola Company, dated September 2, 2004 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2004).

10.3	Agreement by and between Lancer Corporation and Christopher D. Hughes (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2004).

10.4	Agreement by and between Lancer Corporation and Mark L. Freitas (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2004).

31.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.