Form 10-K
period 2004-12-31
LANCER CORP /TX/
filed 2005-03-18
CIK 768162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number: 0-13875

LANCER CORPORATION

(Exact name of Registrant as specified in its charter)

Texas	74-1591073
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

6655 Lancer Blvd.,
San Antonio, Texas 78219

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number including area code:

(210) 310-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share	American Stock Exchange

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

On June 30, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter on which the common equity was traded) the aggregate market value of common stock held by non-affiliates (based on the closing market price) was $34,674,593. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 11, 2005 was 9,465,428.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for the Registrant’s 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                             BUSINESS

General

We design, engineer, manufacture and market fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry.  We also market frozen beverage dispensers manufactured by Lancer FBD Partnership, Ltd., a joint venture that is 50% owned by us.  Our products are sold by our personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries, restaurants and convenience stores for use in various food and beverage operations.  We are a vertically integrated manufacturer with tooling, production, assembly and testing capabilities that enable us to fabricate a substantial portion of the components used in our products.  In addition, we are an innovator of new products in the beverage dispensing industry. We have a large technical staff supported by state-of-the-art engineering facilities to develop new products and to enhance our existing product lines in response to changing industry requirements and specific customer demands.

We were incorporated in Texas on December 18, 1967, and initially manufactured parts for beverage dispensing equipment.  We designed, engineered, manufactured and marketed our first mechanically cooled soft drink dispensing system in 1971.  Since that time, we have expanded our engineering and production facilities and have developed new products, including various configurations of our mechanically and ice cooled beverage dispensing systems, valves, syrup pumps, and other related equipment, accessories and parts.

The Beverage Dispensing Industry

The manufacture of fountain soft drink and other beverage dispensing systems is a rapidly changing industry.  Technological changes and improvements continue to be reflected in the development, manufacture and introduction of new products and processes.  Manufacturers of such beverage dispensing systems generally sell most of their products to a small number of major soft drink companies, licensed bottlers, large international breweries, equipment distributors and food service chains.  In order to facilitate sales of their beverage products to end-users, soft drink companies and some breweries, and their respective affiliates, in turn sell or lease the dispensing systems to restaurants, convenience stores, concessionaires and other food and beverage operators.  Soft drink companies generally recommend that their affiliates purchase beverage dispensing systems from approved manufacturers.  Informal, long-term relationships between certain manufacturers and soft drink companies have become the norm in the industry.

Products

Our products can be divided into four major categories: (i) soft drink and citrus dispensing systems; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services.

Soft Drink and Citrus Dispensing Systems

We manufacture and sell a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems.  These systems are non-coin operated.  The type of equipment and configuration of each model varies according to intended use and specific customer needs.  Our mechanically cooled dispensing systems chill beverages as they run through stainless steel tubing inside a self-contained refrigeration unit.  In our ice cooled dispensing systems, the beverage is cooled as it runs through stainless steel tubing encased in an aluminum cold plate which serves as the heat transfer element when covered with ice.  Several of the ice cooled systems also dispense ice.  We manufacture both post-mix and pre-mix dispensing equipment for each of the mechanically cooled and ice cooled fountain systems.

We manufacture several models of mechanically cooled citrus dispensing systems for counter top use. The Coca-Cola Company is the primary customer for our citrus dispensing products.

Lancer FBD Partnership, Ltd., a joint venture in which we own a 50% interest, manufactures frozen beverage dispensers.  The joint venture sells directly to most third party customers, and in certain situations, pays a commission to us in return for our marketing services.

The prices of our dispensing systems vary depending on dispensing capacity, number of drink selections, speed of beverage flow and other customer requirements.  Sales of soft drink and citrus dispensing systems for the years ended December 31, 2004, 2003 and 2002, accounted for approximately 36%, 37% and 45% of total net sales, respectively.

Post-Mix Dispensing Valves

We manufacture and sell post-mix dispensing valves which mix syrup and carbonated water at a preset ratio.  The valves are designed to be interchangeable with existing post-mix valves used with Coca-Cola products.  We manufacture accessories for the valves, including push-button activation, water-only dispensing mechanisms, portion controls and other automatically activated valve controls.  Our primary valve, the LEV, has been designated by The Coca-Cola Company as the standard valve for the U.S. market.  We use the LEV in many of our own dispensing systems, and also sell the valve to competing equipment makers.  For the years ended December 31, 2004, 2003 and 2002, sales of valves and related accessories accounted for approximately 13%, 11% and 10% of total net sales, respectively.

Beer Dispensing Systems

We manufacture and market beer dispensing equipment and related accessories.  Products include chillers, taps, fonts and dispensers.  Our operations in Australia and New Zealand account for most of our sales of beer related equipment.  Sales of beer equipment represented 12%, 10% and 6% of total net sales in the years ended December 31, 2004, 2003 and 2002, respectively.

Other Related Products and Services

We remanufacture various dispensing systems and sell replacement parts in connection with the remanufacturing process.  Revenues from remanufacturing activities were 5%, 6% and 6% of net sales in the years ended December 31, 2004, 2003 and 2002.

We manufacture and/or market a variety of other products including syrup pumps, carbonators, stainless steel and brass fittings, carbon dioxide regulator components, water filtering systems, and a variety of other products, accessories, and spare parts for use with beverage dispensing systems.  We have an operation in Brisbane, Australia that installs and services beverage equipment.  Together, these parts and services constitute 34%, 36% and 33% of our total net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

We own a 50% interest in Moo Technologies, LLC, a development stage company that markets concentrated shelf-stable milk products.  The investment is accounted for under the equity method.

Product Research and Development

In order to maintain our competitive position, we continuously seek to improve and enhance our line of existing beverage dispensing systems and equipment, and to develop new products to meet the demands of the food and beverage industry.  Some projects are originated by our personnel while others are initiated by customers.  We have, from time to time, entered into agreements with customers to design and develop new products.  For the years ended December 31, 2004, 2003 and 2002, our total spending on product development and sustaining engineering was $4.8 million, $5.4 million and $5.2 million respectively. Of those amounts, research and development expenses were $1.2 million, $2.1 million and $2.3 million in 2004, 2003 and 2002, respectively.

Production, Inventory and Raw Materials

Our major products typically contain a number of metal and/or plastic parts that we manufacture.  The production of these parts usually requires metal dies, fixtures, thermal plastic injection molds, and other tooling, some of which are produced in our tool and die and mold departments.  Other manufacturing processes include welding, polishing, painting, tube bending, metal turning, stamping, and assembling of printed circuit boards and wire harnesses.  We assemble the various parts and components into finished products, or sell them as spare parts.

Substantially all raw materials and parts not manufactured internally are readily available from other commercial sources.  We have not experienced any significant shortages in the supply of raw materials and parts over the past several years.  We do not stockpile large amounts of raw materials and parts, but attempt to control our inventory through extrapolation of historical production requirements and by using our specific knowledge of the market.  In addition, we would likely be able to manufacture some purchased parts if shortages of these parts were to occur.  If there were a major shortage of required raw materials, or if there were a major shortage of purchased parts used in assembling our products and we were unable to manufacture such parts ourselves, we could be delayed, limited or prohibited from manufacturing and selling our products, thereby materially and adversely affecting our overall operations.

Backlog

Our manufacturing operations are driven by actual and forecasted customer demand. Our backlog of unfilled orders was approximately $5.2 million, $3.7 million and $5.2 million at December 31, 2004, 2003 and 2002, respectively.  It is anticipated that 2004 backlog orders will be filled in 2005.

Marketing and Customers

Our products are marketed in the United States through a network of independent distributors and our employees.  The principal purchasers of our products are major soft drink companies, bottlers, beer breweries, beverage equipment distributors, restaurants, convenience stores and other end users.

Substantially more than half of our sales are derived from, or influenced by, The Coca-Cola Company.  We are a preferred supplier to The Coca-Cola Company.  Direct sales to The Coca-Cola Company, our largest customer, accounted for approximately 23%, 28% and 35% of our total net sales for the years ended December 31, 2004, 2003 and 2002, respectively.  None of our customers, including The Coca-Cola Company, are contractually obligated to purchase minimum quantities of our products.  Consequently, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by us.  We do not expect any significant, long-term volume or price reductions in our business with The Coca-Cola Company.  If The Coca-Cola Company were to substantially reduce its purchase of our products or require significant price reductions, our sales and/or profit margins could significantly decrease, causing our results of operations to be materially and adversely impacted.

We have entered into a master development agreement with The Coca-Cola Company that governs development of various products.  Products that are developed pursuant to this agreement may be sold only to The Coca-Cola Company or its designated agents.  The agreement generally provides that The Coca-Cola Company will also retain the rights to any tooling it pays for and any resulting patents.  We are obligated under the development agreement to make our manufacturing capabilities available for the benefit of The Coca-Cola Company as they relate to, and are required for, selected projects.  We supply engineering and research and development personnel, design, develop and create prototypes, and obtain either an exclusive or a non-exclusive license to manufacture and market the resulting products.  Generally, we warrant all such products for one year.  The Coca-Cola Company may terminate the development agreement at any time, subject to certain conditions.

We have also entered into agreements with The Coca-Cola Company under which we remanufacture used products owned by The Coca-Cola Company.

International Sales

For the years ended December 31, 2004, 2003 and 2002, our sales to customers outside the United States were approximately 39%, 37% and 31% of total net sales, respectively.  We have sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia.  We manufacture products in Australia and in Piedras Negras, Mexico, and operate warehouses in Australia, Belgium, Mexico, New Zealand and the United Kingdom.

We own subsidiaries with the following functional currencies: the United States dollar, the euro, the British pound, the Australian dollar, and the New Zealand dollar. Our foreign sales and operations could be adversely affected by unfavorable foreign currency fluctuations, exchange controls, tax policies, deterioration of foreign economies, the expropriation of our property, and other political actions and economic events.  Although we attempt to limit such risks, there can be no assurance that these efforts will be successful.

Financial Information About Segments and Geographic Areas

We organize our business into the following geographical segments:  the North America region, the Latin America region, the Asia/Pacific region, and the Europe region.  The North America region consists of the United States and Canada, as well as our manufacturing facility in Piedras Negras, Mexico.  The Latin America region consists of Mexico plus Central and South America. The Asia/Pacific region includes Asia, plus Australia, India and New Zealand. The Europe region consists of Europe, as well as the Middle East and Africa.  The Brazil segment is reported as discontinued operations for 2003 and

2002 in the Consolidated Statement of Operations.  See “Note 2 – Discontinued Operations” in the Notes to Consolidated Financial Statements. Corporate administrative and engineering expenses are included in the Corporate segment, rather than allocated among the geographic regions. Each of the geographical regions contains sales and distribution related operations. Additionally, the North America and Asia/Pacific regions include manufacturing operations. (We consider our manufacturing facility in Piedras Negras, Mexico to be part of our North America operations.) A large portion of the costs associated with our manufacturing operations is fixed, making gross margin in the North America and Asia/Pacific regions sensitive to changes in sales volume. Because most costs in our other regions are variable, gross margin in those regions is not as sensitive to changes in sales volume. Most of our sales and manufacturing activity occurs in the North America region. Additionally, our corporate headquarters are located in North America.

Our net sales and operating income for 2004, 2003 and 2002 follow (amounts in thousands):

	North America	Latin America	Asia/Pacific	Europe	Corporate
Net Sales:
2004	$79,528	$5,814	$27,969	$10,938	$—
2003	75,924	7,690	21,645	8,241	—
2002	97,575	13,351	18,555	9,534	—

Operating Income:
2004	$18,002	$92	$2,803	$1,089	$(14,377)
2003	9,385	117	3,660	27	(13,835)
2002	17,434	1,979	1,785	1,360	(12,999)

Additional financial information about segments and geographic areas is set forth in “Note 13 - Segment and Geographic Information” in the Notes to Consolidated Financial Statements.

Competition

The business of manufacturing and marketing beverage dispensing systems and related equipment is highly competitive and is characterized by rapidly changing technology.  Competition is primarily based upon product suitability, reliability, technological development and expertise, price, product warranty and delivery time.  We believe our competitive position is strong because of our strong customer relationships and our ability to tailor quality products and services to fit the needs of our customers.  We frequently compete with other companies that have substantially greater financial resources than we do, which can be a disadvantage.  We have been able to compete with these companies successfully in the past, however, and believe that, by maintaining our strong customer relationships and continuing to tailor our quality products and services to our customers, we will be able to continue to compete successfully.

Employees

As of December 31, 2004, we had 1,188 full-time employees of whom 57 were engaged in engineering and technical support, 967 in manufacturing, 74 in marketing and sales and 90 in general management and administrative positions.  We have 435 employees located in the United States, primarily at our facilities in San Antonio, Texas.  We have 605 employees that work at our facility in Piedras Negras, Mexico, and a total of 117 people are employed by our subsidiaries in Australia and New Zealand.  Certain sales representatives are located in various parts of the United States, Latin America, Europe and Asia.  None of our U.S. employees are represented by a union or are subject to collective bargaining agreements. A majority of our employees in Piedras Negras, Mexico are represented by a union and work under a collective bargaining agreement that expires annually.  Substantially all full-time United States employees are eligible to participate in our employee profit sharing plan and various other benefit programs.

Intellectual Property

We presently hold 108 United States patents and numerous corresponding foreign patents.  Additionally, we have 32 pending U.S. patent applications and corresponding foreign patent applications.  Our products covered by patents or pending patent applications include food, beverage and ice beverage dispensing equipment and components.  These patents have a remaining life ranging from 1 to 18 years.  Our management does not believe the expiration of any one of these patents will have a significant adverse impact on continuing operations.

We seek to improve our products and to obtain patents on these improvements.  As a result, we believe our patent portfolio will expand, thereby lessening our reliance on any one particular patent.  We also believe our competitive position is enhanced by our existing patents and that any future patents will continue to enhance this position.  If a competitor were to successfully provide competing products which do not infringe on our patents, or if new technologies lessened the need for our protected ideas, the enhanced competitive position we receive from our patent portfolio would be reduced or even completely eliminated.

In addition to our patent ownership, we have assigned certain patents to our customers, primarily The Coca-Cola Company.  These patents are the result of special development projects between us and the particular customer.  These projects are typically paid for by the customer, and we either retain licenses to manufacture the products covered by these patents for the customer, or grant such licenses to the customer.  We occasionally acquire patent protection for products that are complimentary to products whose patents are controlled by third parties.

The name “Lancer” is our federally registered trademark.  It is also registered in many foreign countries.  In certain instances, we grant a non-exclusive license to our distributors, primarily foreign, to use the trademark subject to certain requirements and limitations.

Environmental Matters

Our operations are subject to increasingly stringent federal, state, local, and foreign laws and regulations relating to the protection of the environment.  In the United States, these environmental laws and regulations, which are implemented by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous waste, the discharge of pollutants into the air and into surface and ground water, and the manufacture and disposal of certain substances.

There are no material environmental claims pending or, to our knowledge, threatened against us.  We also believe that our operations are in material compliance with current U.S., state, and foreign environmental laws and regulations.  We estimate that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on our earnings or capital expenditures.  The enactment, however, of environmental laws or regulations that affect our manufacturing operations and are more stringent than current laws, or a stricter interpretation of already existing environmental laws or regulations may cause a disruption in our operations or require additional expenditures by us, some of which could be material. We may incur material costs and liabilities in order to comply with any such laws and regulations and such costs and liabilities may have a material adverse effect on our business, financial condition or results of operations.

Seasonality

Our net sales in the fourth quarter of our fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of our customers, although sales in the fourth quarter of 2004 did not exhibit this seasonality.  See “Note 12 – Quarterly Financial Information (Unaudited)” in the Notes to Consolidated Financial Statements.

ITEM 2.                             PROPERTIES

Our primary manufacturing and administrative facility consists of a 346,000 square foot building on a 40-acre tract of land in San Antonio, Texas. This facility is pledged as collateral to our primary lender under the terms of our new credit facility. See “Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – New Credit Facility.”  In Piedras Negras, Mexico, we own two buildings with a combined 195,000 square feet of manufacturing, warehouse and office space, and lease an additional 30,000 square foot warehouse facility. We also lease small facilities in Eagle Pass, Texas and Auckland, New Zealand, a 42,846 square foot plant in Beverley, South Australia, a suburb of Adelaide, and small facilities in Brisbane, Melbourne, and Sydney, Australia; Brussels, Belgium; Cheshire, England; and Monterrey, Mexico.  We lease approximately 176,000 square feet of space throughout the world, and we believe that our current facilities are generally sufficient for our operations.

Our total net rent expense for real estate was $1.0 million, $1.1 million and $1.0 million in 2004, 2003 and 2002, respectively.  Total rent expense includes $52,000 in 2004, and $89,000 in 2003 and 2002, for certain properties leased from a partnership controlled by certain shareholders.  The Company vacated the properties in July 2004. See “Note 11 – Commitments and Contingencies” and “Note 14 – Related Transactions” in the Notes to Consolidated Financial Statements for more information.

ITEM 3.                             LEGAL PROCEEDINGS

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which we supplied. On January 13, 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation, dated December 2, 2003, that appeared to concern matters which were the subject of our prior Audit Committee investigation (which concluded in January 2004) including certain allegations relating to us that were contained in the Whitley lawsuit against The Coca-Cola Company. We are unable at this point to predict the scope or outcome of the Securities and Exchange Commission or US Attorney’s Office investigations. We have cooperated, and intend to continue to cooperate, with both the US Attorney’s Office and the Securities and Exchange Commission investigations. We have not had substantive contact relating to these investigations with either the US Attorney’s Office or the Securities and Exchange Commission since July 2004.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to our security holders for a vote by proxy or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the American Stock Exchange (“AMEX”) under the symbol “LAN.”  The following table sets forth the range of high and low market price as reported by the AMEX for the periods indicated.

Market Price For Common Stock

	2004		2003
Quarter	High	Low	High	Low
First *	$7.65	$5.95	$10.13	$5.80
Second *	6.60	5.00	7.35	5.95
Third	11.40	6.10	6.90	3.71
Fourth	16.75	10.25	7.00	4.52

*                                    The AMEX halted trading in shares of our common stock from February 3, 2004 until May 20, 2004.

On February 28, 2005, the closing price of our common stock, as reported by the AMEX, was $15.55 per share.  On that date, there were 210 holders of record of our common stock, not including shares held by brokers and nominees.  We believe that there are approximately 2,000 beneficial owners of our common stock.  We have not declared a cash dividend on our common stock to date.  It has been our general policy to retain earnings to support future growth.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by security holders	365,683	$8.54	345,584
Equity compensation plan not approved by security holders	136,800	$10.40	63,200
Total	502,483	$9.05	408,784

We have established the Lancer Corporation Stock Option Plan of 2002, which provides for the grant of options to purchase shares of our common stock to officers, key employees and non-employees, such as our Board members. The plan is administered by our Compensation Committee.  Our executives are encouraged to own shares of our common stock, thereby aligning the interests of management with those of shareholders and tying executive compensation to our long-term performance. The maximum number of shares underlying the awards under the Lancer Corporation Stock Option Plan of 2002 is 200,000. All options granted pursuant to this plan expire no later than ten (10) years after the date of grant.  For additional information concerning our stock option plans, see “Note 6 – Employee Benefit Plans” in the Notes to Consolidated Financial Statements.

ITEM 6.                             SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Net sales	$124,249	$113,500	$139,015	$122,745	$111,700
Gross profit	36,731	29,099	37,090	26,868	25,058
Selling, general and administrative expenses(1)	28,900	28,425	27,535	22,235	21,286
Other operating (income) expense	172	1,320	(4)	—	—
Impairment of goodwill	50	—	—	—	—
Operating income (loss)	7,609	(646)	9,559	4,633	3,772
Interest expense	499	329	1,318	3,128	3,243
Other income (expense), net(2)	8,021	(194)	47	992	346
Earnings (loss) from continuing operations before income taxes	15,131	(1,169)	8,288	2,497	875
Income tax expense	5,031	190	2,669	918	342
Earnings (loss) from continuing operations	10,100	(1,359)	5,619	1,579	533
Earnings (loss) from discontinued operations	—	592	(1,613)	(177)	25
Net earnings (loss)	10,100	(767)	4,006	1,402	558

(1) Beginning January 1, 2002, we no longer amortize goodwill in accordance with FAS 142.

(2) In 2004, other income (expense) includes $7.0 million related to the settlement of a development project.

Earnings per share:
Basic
Earnings (loss) from continuing operations	$1.08	$(0.15)	$0.60	$0.17	$0.06
Earnings (loss) from discontinued operations	$—	$0.06	$(0.17)	$(0.02)	$—
Net earnings (loss)	$1.08	$(0.09)	$0.43	$0.15	$0.06

Diluted
Earnings (loss) from continuing operations	$1.06	$(0.15)	$0.60	$0.17	$0.06
Earnings (loss) from discontinued operations	$—	$0.06	$(0.17)	$(0.02)	$—
Net earnings (loss)	$1.06	$(0.09)	$0.43	$0.15	$0.06

Weighted average shares outstanding:
Basic	9,388	9,356	9,327	9,127	9,125
Diluted	9,504	9,356	9,433	9,315	9,290

Cash dividends per share	$—	$—	$—	$—	$—

	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$85,487	$82,278	$92,755	$96,604	$102,392
Short-term debt	1,345	3,735	7,726	18,318	24,129
Long-term debt, less current installments	132	8,268	9,808	11,872	12,724
Shareholders’ equity	63,015	51,963	50,151	44,286	43,533

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and we are including this statement for the expressed purpose of availing ourselves of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include our expectations of future financial results and often include words such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “plan,” “potential,” and “continue,” and the negatives of these terms and variations of them or similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from results expressed or implied by the forward-looking statements. Factors that could affect actual results include but are not limited to:

•                  general economic trends;

•                  ability to service our debt;

•                  availability of capital sources;

•                  currency fluctuations;

•                  fluctuations in our operating costs;

•                  competitive practices in the industry in which we compete;

•                  changes in our labor conditions;

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

We do not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The following discussion should be read in connection with our Consolidated Financial Statements, related notes and other financial information included elsewhere in this document.

Overview

General. We design, engineer, manufacture and market fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry. We also market frozen beverage dispensers manufactured by Lancer FBD, a partnership in which we own a 50% partnership interest. Our products are sold by our employees and through independent distributors and agents predominantly to major soft drink companies (primarily The Coca-Cola Company, which influences substantially more than half of our sales), bottlers, equipment distributors, beer breweries, restaurants and convenience stores for use in various food and beverage operations. Our primary manufacturing and administrative facility is located in San Antonio, Texas. We have sales employees, distributors, and/or licensees in Latin America, Europe, Africa and Asia. We manufacture products in Australia and Piedras Negras, Mexico, and operate warehouses in Australia, Belgium, Mexico, New Zealand, and the United Kingdom.

Our products can be divided into four major categories: (i) fountain soft drink, citrus, and frozen beverage dispensers, which includes a broad range of mechanically cooled and ice cooled soft drink and citrus dispensing systems; (ii) post-mix dispensing valves, which mix syrup and carbonated water at a preset ratio; (iii) beer dispensing systems and related accessories; and (iv) other products and services, which includes various dispensing systems and replacement parts in connection with the remanufacturing process.

Events. In June 2003, our Audit Committee began conducting an internal investigation related to allegations raised by a lawsuit against The Coca-Cola Company be a former Coca-Cola employee, Matthew Whitley. Although we were not a defendant to the lawsuit, certain allegations in the lawsuit specifically involved us. The Audit Committee investigation was later expanded to include allegations raised in certain press articles. On January 30, 2004, we announced that our Audit Committee had concluded its internal investigation and released a general summary of its findings. On February 2, 2004, our former auditor resigned from its position and subsequently withdrew its audit reports for the periods ended December 31, 2002, 2001 and 2000, advising us that the financial statements and related audit reports should no longer be relied upon.

On March 1, 2004, our Audit Committee engaged BDO Seidman, LLP as our new independent auditor to audit our financial information for 2003, as well as for prior periods for which the former auditor had withdrawn its audit reports, and to review financial information for prior quarterly periods. This process of audit and review was completed by BDO Seidman on June 16, 2004. The reaudit did not result in any adjustment to our previously disclosed financial statements for the prior periods.

Prior to June 30, 2004, we were a party to the Seventh Amendment and Restated Credit Agreement that provided for term loans in the aggregate amount of $14.8 million, and a $25 million revolving loan amount, which we refer to as our former credit facility. Effective June 30, 2004, our former lenders agreed to amend our former credit facility because we were in default on certain of our credit agreement terms. The amendment to our former credit facility provided for, among other things, waivers for our past defaults and potential defaults and amended terms of the former credit agreement to accommodate events surrounding these past defaults. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Former Credit Facilities.”

On July 1, 2004, we filed the following reports with the Securities and Exchange Commission: Form 10-K/A for the 2002 fiscal year, Form 10-Q/A for the 2003 first quarter, Forms 10-Q for the 2003 second and third quarters, Form 10-K for the fiscal year 2003 and Form 10-Q for the 2004 first quarter. The filing of these reports enabled us to become current in our filing obligations with the Securities and Exchange Commission and to regain compliance with Section 1003(d) of the AMEX Company Guide.

On September 13, 2004, we entered into an agreement, which we refer to in this report as the settlement agreement, with The Coca-Cola Company relating to the joint development of the iFountain line of dispensers. Pursuant to the settlement agreement, The Coca-Cola Company paid us a total of $7.0 million in consideration of (i) our engineering, research and development and other costs incurred by us on the project, (ii) our inventory related to the project that could not be used as intended and did not have feasible alternate uses, and (iii) certain covenants and releases relating to the project. We had previously written-off $1.2 million of inventory associated with the project during the fourth quarter of 2003. We recorded the $7.0 million payment as other income when we received the payment in the third quarter of 2004.

On December 17, 2004, we entered into a new credit facility with a new lender which we refer to in this report as our new credit facility, effectively replacing the former credit facility. The new credit facility consists of a $15.0 million revolving loan, and allows us to borrow, repay, and reborrow, on a secured basis and from time to time until December 30, 2007, amounts up to the $15.0 million total. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – New Credit Facilities.”

Critical Accounting Policies

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is important to management’s discussion and analysis.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

Critical accounting policies are those that reflect significant judgments and uncertainties and may result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies, see “Note 1 - Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with the following methods:

(a)          At the time of shipment for all products except for those sold under agreements described in (b). We require a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to our customer. The goods are completely assembled and packaged and we have no further performance obligations.

(b)         As produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.  We had no such arrangements after March 31, 2002.

(c)          We have entered into an agreement with The Coca-Cola Company to receive partial reimbursement for design and development.  The reimbursement is offset against cost on a percentage of completion basis.

(d)         Prior to 2003, we had agreed to provide exclusive rights for use of certain tools to The Coca-Cola Company.  These tools are included in fixed assets and are depreciated over the life of the asset.  The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement, which approximates the life of the corresponding asset. After 2002, the Company has agreed to maintain certain tools that are the property of The Coca-Cola Company. The corresponding maintenance fees are recorded as deferred income and recognized over the life of the corresponding tool.

Reserve for Slow Moving and Obsolete Inventory

We provide for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  We believe that the reserve as of December 31, 2004 is adequate to provide for expected losses.

Medical Costs and Worker’s Compensation Accrual

We maintain a self-insurance program for major medical and hospitalization coverage for employees in the United States and their dependents, which is partially funded by payroll deductions.  The estimate of the accrual necessary for claims is based on our estimate of claims incurred as of the end of the year. We use detail lag reports provided by the insurance administrator to determine an appropriate reserve balance. In addition to detail lag reports provided by the insurance administrator, we use an outside actuary report in determining an appropriate accrual balance. We have provided for both reported medical costs and incurred but not reported medical costs in the accompanying consolidated financial statements.  We have a maximum liability of $100,000 per participant per policy year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

We are self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the accrual necessary for claims are based on our estimate of claims incurred as of the December 31, 2004. In addition to detail lag reports provided by the insurance administrator, we use an injury report to determine an appropriate reserve balance. We have provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the consolidated financial statements.  In an effort to provide for catastrophic events, we carry an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 per claim to be paid by us.  Based upon our past experience, management believes that we have adequately provided for potential losses.  However, multiple occurrences of serious injuries to our employees could have a material adverse effect on our financial position or our results of operations.

Classification of Costs

Cost of sales generally includes costs relating to the procurement, manufacture, and handling of inventory to the point of sale. Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distributing product to our customers, internal or external. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales. We include compensation, warehousing expenses, office expenses, and other costs relating to maintaining our distribution subsidiaries in selling, general and administrative expenses. These expenses from distributor subsidiaries included in selling, general and administrative expenses were $5.1 million, $5.4 million and $5.6 million in 2004, 2003 and 2002, respectively. Corporate expenses relating to product development, accounting, human resources, and information technology are included in selling, general and administrative expenses.

Goodwill

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment.  We adopted the provisions of SFAS 142 on January 1, 2002.

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

Goodwill is tested for impairment annually on September 30 or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value.  The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value.  Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit.  The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, we would then recognize an impairment loss.

Other intangible assets with definite useful lives are recorded on the basis of cost in accordance with SFAS No. 142 and are amortized on a straight-line basis over their estimated useful lives, which range from eighteen months to fifteen years. In accordance with SFAS No. 142, we subjected these assets to tests of impairment and we determined that certain patents we hold no longer have value due to technological changes and obsolescence.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the allowance is based on our prior collection experience. Specific customers’ financial strength and circumstance also influence the balance of our allowance for doubtful accounts. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

Guaranties

We guaranty the debt of certain of our joint venture investments. At the time we enter into the guaranty, we record a liability in the amount of the estimated value of the guaranty. The guaranty value is assumed to equal the cost of obtaining a standby letter of credit in favor of the lender.

Segments. Our segments reflect the fact that we manage our business by geographic regions. Corporate administrative and engineering expenses are included in the Corporate segment, rather than allocated among our geographic region segments. Each of the geographic regions contains sales and distribution related operations. Additionally, the North America and Asia/Pacific regions include manufacturing operations. (We consider our maquiladora in Piedras Negras, Mexico to be part of our North America operations.) A large portion of the costs associated with the manufacturing operations is fixed, making gross margin in North America and Asia/Pacific sensitive to changes in sales volume. Because most costs in our other regions are variable, gross margin in those regions is not as sensitive to changes in sales volume. Most of our sales and manufacturing activity occurs in the North America region. Additionally, our corporate headquarters are physically located in North America, though corporate expenses are included in the Corporate segment.

Results of Operations

Continuing Operations

Non-Recurring Payment.

During 2004, we recorded other income of $7.0 million from the settlement agreement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Events.”

Revenues.

Revenues by Geographic Segment

(Amounts in thousands)

				% Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002
North America region	$79,528	$75,924	$97,575	5%	-22%
Latin America region	5,814	7,690	13,351	-24%	-42%
Asia/Pacific region	27,969	21,645	18,555	29%	17%
Europe region	10,938	8,241	9,534	33%	-14%
	$124,249	$113,500	$139,015	9%	-18%

Our net sales rose 9% in 2004, after declining 18% in 2003. Changes in unit volume caused substantially all of the year-to-year fluctuations. Currency exchange rate fluctuations had a positive impact of 3% on net sales in both 2004 and 2003. Sales in the North America region rose 5% in 2004, driven largely by sales to convenience store customers. Sales in North America declined 22% in 2003 because of weak market conditions in the foodservice industry, and a significant customer’s restructuring activities. In the Latin America region, sales declined sharply from 2002 to 2004. Much of the decline occurred in Mexico, where an unusually large order boosted sales in 2002. Market conditions are weak in Latin America, and appear likely to remain so. Currency exchange rate movements had a negative impact on Latin America sales of 4% in 2004. Sales growth in the Asia/Pacific region was 29% in 2004 and 17% in 2003. During 2004, sales of beer and fountain equipment were strong in the region. Some of the improved demand for fountain equipment in 2004 was attributable to a large project for a single customer that is not expected to recur in 2005. Sales in the Europe region rose 33% in 2004, after declining 14% in 2003. The fluctuations were partly caused by production problems with one of our valve products during most of 2003. Valve sales in the Europe region rebounded in 2004. Additionally, currency exchange rate fluctuations had a positive effect on sales of 12% in 2004, and 13% in 2003. We expect sales to improve in the Europe region during 2005 because of approximately $5.0 million of anticipated sales relating to soft drink and beer dispensing systems for a stadium in the United Kingdom. Approximately $2.0 million of the $5.0 million total anticipated sales from the project will consist of service work that we will subcontract to third-party suppliers.

Gross Margin.

Gross Margin by Geographic Segment

	2004	2003	2002
North America region	30.2%	25.1%	24.2%
Latin America region	25.1%	25.2%	35.0%
Asia/Pacific region	27.6%	28.9%	29.7%
Europe region	32.0%	23.0%	34.1%
	29.6%	25.6%	26.7%

Gross margin was 29.6%, 25.6% and 26.7% in 2004, 2003 and 2002, respectively.  In North America, gross margin improved sharply in 2004 due to the positive effects of manufacturing cost reductions, including a reduction in the number of manufacturing employees, and improved manufacturing efficiency. These positive factors more than offset a $0.6 million charge for the impairment of certain inventory and higher costs for some raw materials including stainless steel and plastic resin. North American gross margin rose in 2003 because of spending reductions that more than offset an inventory impairment of $1.2 million. In the Latin America region, gross margin was unusually high in 2002 because of the profitability associated with atypically large sales volume in Mexico. Factory relocation expenses of $0.2 million lowered 2004 gross margin in the Asia/Pacific region. We expect to incur additional relocation expense of approximately $0.2 million in the Asia/Pacific region in the first quarter of 2005. Unfavorable changes in product mix relating to production problems with one of our valve products caused gross margin in Europe to be unusually weak in 2003.

Operating Expenses

Selling, General & Administrative Expenses by Segment

(Amounts in thousands)

	2004	2003	2002
North America region	$5,804	$5,943	$6,231
Latin America region	1,378	1,998	2,692
Asia/Pacific region	4,929	4,576	3,734
Europe region	2,412	2,083	1,886
Corporate	14,377	13,825	12,992
	28,900	$28,425	$27,535

Selling, general and administrative expenses were $28.9 million, $28.6 million and $27.5 million in 2004, 2003 and 2002, respectively.  Spending in the Latin America region has declined during the past two years as we closed some of our sales offices and reduced employment in response to poor economic conditions in the region. In the Asia/Pacific region, most of the increase in spending relates to higher employment expense stemming from our acquisition of a service operation in

Brisbane, Australia and the opening of our sales office in Melbourne, Australia, both in 2002. We formed an operation in the United Kingdom during 2003, which drove the spending increase in the Europe region in 2003 and 2004. In the Corporate segment, audit-related expenses and costs associated with the investigations conducted by our Audit Committee, the Securities and Exchange Commission and the US Attorney’s Office were $2.2 million in 2004 and $2.5 million in 2003. In 2004, a $1.8 million increase in variable compensation expense based on the improvement in our financial performance was partially offset by a $0.9 million decrease in research and development expense. In 2005, we will incur costs in the corporate segment to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we are unable to predict the amount of the costs with any certainty, we expect to spend between $0.6 million and $0.8 million on compliance with the Sarbanes-Oxley Act during 2005.

Other operating expense in 2003 consisted of a $0.2 million loss on the sale of assets, a $0.2 million loss from the impairment of patents, and a $0.9 million write-off of our investment in Lancer Ice Link, LLC, a consolidated joint venture in which we own a 60% interest. Other operating income in 2004 includes a $0.3 million of income from the write-off of tooling and deferred revenue relating to the settlement agreement, and a $0.2 million loss from the impairment of patents. Additionally in 2004, we incurred a $0.4 million gain relating to insurance proceeds from a fire claim that occurred in 2003, and a $0.4 million loss from the impairment of tooling from a discontinued project. The $0.1 million impairment of goodwill in 2004 relates to our Latin America operations.

Non-Operating Income/Expenses. Non-operating Income/Expenses included the following items:

•                  Other income in 2004 included $7.0 million paid to us pursuant to the settlement agreement. Other income also included $0.3 million of bank facility closing costs in 2004, and a $0.2 million gain in 2003 from the sale of our holdings of common stock in Packaged Ice, Inc.

•                  Interest expense was $0.5 million, $0.3 million and $1.3 million in 2004, 2003 and 2002, respectively. Interest expense declined in 2003 from 2002 levels because of the combined effects of lower average borrowings under our credit facility and lower average market interest rates. Interest expense rose in 2004 because of higher interest spreads on borrowings under our credit facility, as well as higher market interest rates.

•                  Income from joint ventures was $1.1 million in 2004, compared to losses of ($0.2 million) and ($0.7 million) in 2003 and 2002, respectively. The improvement in recent years was driven by the profitability of Lancer FBD. During 2003, Lancer FBD impaired $0.5 million of inventory related to a terminated project. During 2004, the intended customer for the inventory reimbursed Lancer FBD for the inventory, resulting in income of $0.5 million. Moo Technologies, LLC, a developmental stage company in which we own 50% of the outstanding equity, has experienced losses since its inception. Our portion of Moo Technology’s loss was $0.3 million, $0.2 million, and $0.1 million in 2004, 2003 and 2002, respectively.

•                  Our effective tax rate was 33.2% in 2004 and 32.2% in 2002. The effective tax rate was negative in 2003. During 2003, we decided to terminate the Domestic International Sales Corporation election for our subsidiary that exports products from the United States.  The termination resulted in a $0.8 million charge to income tax expense.  Additionally, the IRS completed its audit of our deduction of our investment in our Brazilian operations, and other matters.  As a result, we reversed certain tax accruals, resulting in an income tax benefit of $0.3 million.

Income/Loss from Continuing Operations.  Income from continuing operations was $10.1 million in 2004, a loss of ($1.4 million) in 2003, and income of $5.6 million in 2002.  The improvement in 2004 was partly attributable to the $7.0 million settlement relating to a development project, as well as higher net sales. The loss in 2003 was mainly due to the decline in net sales in 2003, and to additional expenses related to the investigations conducted by our Audit Committee, the Securities and Exchange Commission, and the US Attorney’s Office.

Discontinued Operations

We decided to close our Brazilian subsidiary during the second quarter of 2002.  The Brazilian subsidiary’s results are classified as discontinued operations.

Revenue from discontinued operations was $-0- in 2004 and 2003, and $0.5 million in 2002.  During 2002, we recognized $2.1 million for the estimated loss from disposal of discontinued operations, and incurred a ($0.4 million) operating loss from discontinued operations.  Income (net of tax) from discontinued operations was $0 in 2004, $0.6 million in 2003, and a loss of ($1.6 million) in 2002.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash flows from operations and amounts available under our credit facility. We have met, and currently expect that we will continue to meet, substantially all of our working capital and capital expenditure requirements, as well as our debt service requirements, with funds provided by operations and borrowings under our credit facilities.

Cash Provided by Operations and Capital Expenditures

Cash provided by operating activities was $15.1 million, $6.7 million and $18.2 million in 2004, 2003 and 2002, respectively. The improvement in 2004 was caused largely by our profitability (which was driven by $7.0 million of other income relating to the settlement agreement). We made capital expenditures of $1.9 million, $4.1 million and $3.7 million in 2004, 2003 and 2002, respectively. Production equipment and tooling accounted for most of our capital spending. In 2003, we spent $1.0 million for the expansion of a production facility in Piedras Negras, Mexico. Cash provided by operating activities was sufficient to finance capital spending and reduce debt in each of the past three years. We expect capital spending to increase in 2005 to more closely approximate the levels of 2003 and 2002 than the amount spent in 2004, though there are no plans for major capital projects. During 2003, we sold our holdings of common stock in Packaged Ice, Inc. for $0.3 million.

Former Credit Facilities. Prior to June 30, 2004, we were a party to the Seventh Amendment and Restated Credit Agreement, which provided for a term loan in the aggregate amount of $14.8 million, consisting of $12.9 million in Term A loans and $1.9 million in Term B loans and a $25.0 million revolving loan amount with The Frost National Bank as the Administrative Agent and as a lender, Harris Trust and Savings Bank and Whitney National Bank, which we refer to in this report as our former credit facility. Due to our inability to deliver audited financial statements for the year 2003 to our lenders on a timely basis, and due to certain other events and circumstances, we came to be in default of the credit agreement terms of our former credit facility.

Effective June 30, 2004, our lenders agreed to amend the former credit facility. The amendment to our former credit facility provided for, among other things, waivers for our past defaults and potential defaults and amended terms of the former credit agreement to accommodate events surrounding these past defaults. The amended terms also provided for aggregate term loans in the amount of $9.0 million and a $10.0 million revolving loan amount. The term loan amounts were based on the balances that then existed on the term loans.

New Credit Facility. On December 17, 2004, we entered into a new credit facility with a new lender, which we refer to in this report as our new credit facility. The new credit facility consists of a total of $15.0 million revolving loan amount, and allows us to borrow, repay, and reborrow, on a secured basis and from time to time until December 30, 2007, up to the $15.0 million total.

Interest on the outstanding amount under the new credit facility is payable on a monthly basis at our choice of either (i) the prime rate of JP Morgan Chase & Co., New York, New York, as announced from time to time, minus 0.5%, or (ii) the London Interbank Offered Rate (LIBOR) plus 1.75% to 2.0% (depending on our ratio of Total Funded Debt to Consolidated EBITDA, as those terms are defined in the new credit agreement for the new credit facility). A commitment fee of 0.125% per annum will accrue on the unused portion of the total revolving loan amount.

The new credit facility is secured by a lien on the real property where our headquarters is located, including all improvements, and a security interest on certain of our accounts receivable, equipment and inventory.

Our subsidiary, Lancer Partnership, Ltd., is the actual named “Borrower” under the new credit facility, while Lancer Corporation itself, along with our wholly-owned subsidiaries, Lancer Capital Corporation and Lancer International Sales, Inc., jointly and severally guaranty the new credit facility.

Pursuant to the new credit facility, we are required to maintain a ratio of Current Consolidated Assets to Current Consolidated Liabilities (as those terms are defined in the new credit agreement for the new credit facility) of not less than 1.25 to 1.0, and a ratio of Total Funded Debt to Consolidated EBITDA (as those terms are defined in the new credit agreement for the new credit facility) of not more than 3.0 to 1.0. Additionally, we are required to maintain a consolidated net worth of not less than $47.0 million plus 75% of cumulative net income after June 30, 2004 (with no reduction for any net loss reported for any quarter).

We must repay borrowings under the new credit facility by December 30, 2007 unless payment is accelerated upon the occurrence of an event of default. The new credit facility contains customary default events such as payment default, covenant default, bankruptcy type defaults, liens, judgments, and the occurrence of certain other events which could impair or negatively impact us from performing our obligations under the new credit facility. Upon certain events, such as a final money judgment against us (which is not paid or perfected within sixty days) or a challenge to the lender’s first lien and security interest, the lender may reasonably determine whether the event will impair or impact our ability to perform under the new credit facility.

As of December 31, 2004, there were no amounts outstanding under the new credit facility, and $15.0 million was available for borrowing.  Also as of December 31, 2004, we were in compliance with all of the covenants of our new credit facility.

Disputed Debt. We have a $1.196 million principal amount of disputed debt payable in relation to our discontinued Brazilian operations that was due on December 31, 2001. We have recorded the balance of the disputed debt plus interest in the amount of $0.14 million accrued through December 31, 2004 in our financial statements. During the second quarter of 2003, the payee demanded payment of the debt, and we made a settlement offer. We have had no discussions with the payee since 2003. We may not be successful in negotiating a settlement of this disputed debt, in which case the total amount would remain due and payable. If that were to occur, we would have to determine what other options are available to us, including litigation. If we determined that the debt should simply be paid at that time, we believe that we would likely have sufficient funding available, through our cash reserves and/or our available capacity under our new credit facility, to pay the disputed debt.

Subsequent Event. On January 28, 2005, we completed the sale of 546.65 acres of land and improvements, located in Bee and Karnes Counties, Texas, to Schroeder Land and Cattle Company, Incorporated (SLCC). The purchase price of $0.7 million approximates the average of two independent third party appraisals on the property. SLCC is owned by the children of Alfred A. Schroeder and George F. Schroeder. Both Alfred A. Schroeder and George F. Schroeder are our employees, members of our Board, and significant shareholders of our stock. Lance M. Schroeder, son of Alfred A. Schroeder, is our Vice President of Corporate Development and is a 25% owner of SLCC. We had previously used the property, commonly known as the Monteola Ranch, for entertaining customers and other business associates. We expect to realize a gain of $257 thousand on the transaction in the first quarter of 2005.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2004.  Additional details about these items are included in the notes to the consolidated financial statements (amounts in thousands).

	Payments Due by Period
Contractual obligations	2005	2006	2007	2008	2009 and After	Total
Indebtedness	$1,345	$132	$—	$—	$—	$1,477
Operating leases	885	749	496	329	92	2,551
Estimated Interest	52	42	38	38	38	208
Other	147	—	—	—	—	147
Total contractual cash obligations	$2,429	$923	$534	$367	$130	$4,383

There were no amounts outstanding under our revolving credit facility at December 31, 2004.

Estimated Interest is based upon the following assumptions:

•                  Because the balance of our revolving credit facility is subject to wide fluctuations based on factors that are difficult to project, interest on the revolving facility is not included in Estimated Interest above.

•                  It is assumed that there are no prepayments under the capital lease, and that there are no payments on the Brazilian disputed obligation. The balance of the disputed Brazilian debt was $1,196 at December 31, 2004.

•                  The floating interest rate on the Brazilian disputed obligation is assumed to remain at the 3.16% in effect on December 31, 2004.

Purchase orders are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in the table above as they typically represent our offer to purchase, rather than binding contractual obligations.

Off-Balance Sheet Arrangements

We own 50% of Lancer FBD, a manufacturer of frozen beverage dispensing equipment. We guarantee repayment of Lancer FBD’s $1.5 million facility with a bank. Our portion of Lancer FBD’s net income (loss) was $1.4 million, ($0.1 million) and ($0.6 million) in 2004, 2003 and 2002, respectively. On December 31, 2004, there were no amounts outstanding under Lancer FBD’s credit facility.

We own 50% of Moo Technologies, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products. We are a guarantor of Moo Technologies’ $0.75 million revolving credit facility with a bank. As of December 31, 2004, the balance of the credit facility was $0.75 million. Our portion of Moo Technology’s loss was ($0.3 million), ($0.2 million), and ($0.1 million) in 2004, 2003 and 2002, respectively. We have invested $0.8 million in Moo Technologies, LLC since its inception, including $0.3 million during 2004, bringing our net investment in the company to $0.3 million as of December 31, 2004. We expect Moo Technologies to be unprofitable through at least 2005. During the first quarter of 2005, we invested an additional $0.5 million in Moo Technologies. The development of Moo Technologies’ business opportunities is likely to require us to invest approximately $0.2 million of additional funds in the company during 2005. During the first quarter of 2005, Moo Technologies retired its bank borrowings, and the bank released us from our guaranty.

Seasonality

Our net sales in the fourth quarter of our fiscal years have frequently been lower than in other quarters because of seasonality in the capital spending budgets of many of our customers.  See “Note 12 — Quarterly Financial Information (unaudited)” in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We currently recognize, as period costs, any abnormal amounts of idle facility expense, freight, handling costs and wasted materials and allocates fixed production overhead to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of this pronouncement will have a significant impact on our results of operations or financial position. We will adopt this pronouncement as of June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a -significant impact on our consolidated financial position and consolidated results of operations. We have not yet determined the method of adoption or the effect of adoption SFAS No. 123R.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on our results of operations or financial position of FSP FAS 109-1 has not yet been determined, however, the impact, if any, will be reported in the period in which the deduction is claimed on our tax returns.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. We have not begun the evaluation process of the effects of the repatriation provision.

Risk Factors

Reliance Upon The Coca-Cola Company

Substantially more than half of our sales are derived from, or influenced by, The Coca-Cola Company. Direct sales to The Coca-Cola Company, our largest customer, accounted for approximately 23%, 28% and 35% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively. We do not have a long-term supply contract with The Coca-Cola Company or any of our other customers. As a result, The Coca-Cola Company has the ability to adversely affect, directly or indirectly, the volume and price of the products sold by us. While we do not anticipate the loss or reduction in this business or the imposition of significant price constraints based upon our past experience and current relations with The Coca Cola Company, any such occurrence would have a material adverse effect on us and our results of operation.

We are Subject to a Formal Securities and Exchange Commission Inquiry and an Investigation by the US Attorney.

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which we supplied. In January 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. We have fully cooperated, and intend to continue to fully cooperate, with both the US Attorney’s Office and the Securities and Exchange Commission investigations. Although we are unable at this point to predict the scope or outcome of these investigations, it is possible that they could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could adversely affect our business. We expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations which could, in turn adversely affect our business, financial condition, operating results, and cash flow. We cannot predict when the Securities and Exchange Commission will conclude its inquiry, or the outcome and impact thereof.

In addition, under the terms of our new credit facility, certain governmentally imposed fines or cease and desist orders are an event of default and could result in the termination of the loan commitments and acceleration of the outstanding debt thereunder. If we did not have sufficient cash to pay the accelerated amount, we would need to find alternate funding sources, sell assets, or find other ways to raise the cash, none of which we can guarantee we would be able to do on commercially reasonable terms or at all.

Finally, our future success depends in large part on the support of our suppliers and customers, who may react adversely to the investigation by the Securities and Exchange Commission and US Attorney. Negative publicity about us may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may re-examine their willingness to do business with us if they lose confidence in our ability to fulfill our commitments.

We have been the Target of Securities Litigation and May Again Be the Target of Further Actions, Which May Be Costly and Time Consuming to Defend.

On May 14, 2004, a purported class action naming us as defendants, as well as George F. Schroeder, David F. Green and The Coca-Cola Company, was filed in the United States District Court for the Western District of Texas. On July 15, 2004, the plaintiff’s voluntarily dismissed the lawsuit, without prejudice. Although this lawsuit was dismissed, securities class action litigation is often brought against a company following a decline in the market price of its securities. The uncertainty of the currently pending Securities and Exchange Commission and US Attorney’s Office investigations could lead to more volatility in our stock price. We may in the future be the target of securities class action claims similar to those described above.

If we were to become a target of future class action claims, it would likely require significant commitment of our financial and management resources and time, subverting resources and time away from our other business needs, which may materially and adversely affect our business, financial condition and results of operations.

Provisions in Our Certificate of Incorporation and Bylaws and Texas Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of Our Common Stock.

Our Board has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If preferred stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control that could have been at a premium price to our stockholders.

Certain provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult. Our Board has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. Any vacancy on our Board may be filled by a vote of the majority of directors then in office.

In addition, certain provisions of Texas law could have the effect of delaying or preventing a change in control of our company. Section 13.03 of the Texas Business Corporation Act, for example, prohibits a Texas corporation from engaging in any business combination with any affiliated shareholder for a period of three years from the date the person became an affiliated shareholder unless certain conditions are met.

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

•                  variations in quarterly results of our operations;

•                  announcements of new products or acquisitions by our competitors;

•                  governmental regulatory action;

•                  resolution of pending or unasserted litigation;

•                  resolution of the Securities and Exchange Commission or US Attorney investigations of which we are a subject; and

•                  general trends in our industry and overall market conditions.

Movements in prices of equity securities in general may also affect the market price of our common stock.

Competition

The business of manufacturing and marketing beverage dispensing systems and other related equipment is characterized by rapidly changing technology and is highly competitive. In addition, we frequently compete with companies having substantially greater financial resources than ours. Although we have been able to compete successfully in the past, if we were to lose any or all of our competitive advantages or if our competitors were able to provide product suitability and reliability, price, product warranty, technical expertise and delivery time, in a manner superior to ours, we would likely lose our market share and demand for our products would decline. In addition, if our existing long standing relationships with certain of our customers, including The Coca-Cola Company, were to be disrupted or become unfriendly, our competitors may be afforded an opportunity to provide their products to our customers and begin to develop their own strong personal relationships with our customers. Since these personal relationship have become so important in our industry, these events would make our ability to continue to provide our products much more difficult and in turn, the newly formed relationships would become more difficult barriers to overcome as time progressed.

Dividends

Since our inception, we have not paid, and we have no current plan to pay, cash dividends on our common stock. We currently intend to retain all earnings to support our operations and future growth. The payment of any future dividends will be determined by the Board based upon our earnings, financial condition and cash requirements, restrictions in financing agreements, business conditions and other factors the Board may deem relevant.

Voting Power

Our directors and executive officers beneficially own approximately 40% of the outstanding shares of our common stock. As a result, our directors and executive officers will have the ability to affect the vote of our shareholders on significant corporate actions requiring shareholder approval, including mergers, share exchanges and sales of all or substantially all of our assets. With such voting power, our directors and executive offers may also have the ability to delay or prevent a change in control of our company.

Investment in Moo Technologies, LLC

We own a 50% interest in Moo Technologies, a developmental stage limited liability company engaged in the commercialization of milk products. Our net investment was $0.3 million at December 31, 2004, and we invested an additional $0.5 million in the first quarter of 2005. Moo Technologies’ inability to generate revenues and/or profits in the future could lead to the impairment of some or all of our investment.

Doing Business in Foreign Countries Creates Certain Risks Not Found in Doing Business in the United States.

Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. We currently derive a portion of our revenues from international sales of our products and services and intend to look for ways to expand our international operations. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

 •             exposure to local economic conditions;

 •             potential adverse changes in the diplomatic relations of foreign countries with the United States;

 •             hostility from local populations;

 •             the adverse effect of currency exchange controls;

 •             restrictions on the withdrawal of foreign investment and earnings;

 •             government policies against businesses owned by foreigners;

 •             investment restrictions or requirements;

 •             expropriations of property;

 •             the potential instability of foreign governments;

 •             the risk of insurrections;

 •             foreign exchange restrictions;

 •             withholding and other taxes on remittances and other payments by subsidiaries; and

 •             changes in taxation structure.

Exchange Rates May Cause Future Losses in Our International Operations.

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

On December 31, 2004, approximately $1.2 million of our $1.5 million of debt outstanding was variable rate debt. Based on exposures on December 31, 2004, if interest rates were to change by one percentage point, our annual pretax income would be impacted by approximately $12 thousand.

We had no derivative financial instruments during 2004. Our most recent derivative financial instrument was an interest rate swap that expired in January 2003.

Foreign Exchange Exposure

In 2004, our subsidiaries with a functional currency other than the United States dollar incurred operating income of $3.4 million. If the average annual exchange rate of the functional currencies of those subsidiaries were to fluctuate by 10% against the United States dollar, the operating profit of those subsidiaries could be impacted by as much as $0.3 million, when translated to United States dollars.  This analysis does not consider the effect of changes in costs, demand, asset values, or other unpredictable factors that could result from currency fluctuations.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules are set forth beginning on page F-1 following this annual report, and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2, 2004, KPMG LLP resigned from its position as our independent auditors, as we previously reported on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2004 and amended on February 24, 2004 and March 10, 2004.

The Form 8-K and its amendments set forth disagreements as described in Item 304(a)(1)(iv) of Regulation S-K and reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K. The disagreements relate mainly to the scope, findings and conclusions of the investigation and proposed remedial action.

The reportable events that were set forth in the Form 8-K and its amendments relate to KPMG’s stated (i) inability to rely on management’s representations or to be associated with the financial statements due to certain investigation findings as well as our issuance of the January 30 press release and subsequent press statements, and (ii) conclusion that the accounting for our revenue recognition in connection with our sales of equipment to Coca-Cola North America Fountain in the years ended December 31, 2001 and 2002 was not correct and that it raised concerns that the accounting was not correct in each of the three quarters of fiscal year 2003.  The sales of equipment to Coca-Cola North America Fountain were made pursuant to an agreement in effect from 2001 to 2002. Since KPMG did not inform us what it believed the appropriate accounting method should be in regard to the revenue recognition in connection with our sales of equipment to Coca-Cola North America Fountain, it is not possible to set forth the effect on the financial statements if an alternate accounting method proposed by the former auditors had been followed.

Our new independent registered public accountants, BDO Seidman, LLP, have issued their reports on our financial statements for the years 2000, 2001, 2002 and 2003. There has been no adjustment to the financial statements in relation to this transaction.

ITEM 9A - CONTROLS AND PROCEDURES

In responding to a Securities and Exchange Commission review of our Form 10-K for the fiscal year ended December 31, 2003 and of our Form 10-Q for the quarter ended September 30, 2004, we discovered that we had misclassified two items in our income statements appearing in those filings. These items consist of a $279,000 loss on the sale and disposal of assets and an $857,000 impairment of an investment in a consolidated joint venture. Both of these items were previously presented as non-operating expenses in “Other (Income) Expense”, and were subsequently reclassified as operating expenses (such reclassifications being reflected in the financial statements contained in this Form 10-K). Our disclosure controls and procedures did not identify these misclassifications, and management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period covered by the Form 10-K concluded that the disclosure controls and procedures were effective, even though these two items had been classified incorrectly. Upon re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the 2003 fiscal year, management recognizes that, although it continues to believe that the controls and procedures in place for the period covered were substantially effective, these misclassifications illustrated a need for improvement in certain of our disclosure controls and procedures. In order to strengthen our disclosure controls and procedures, we have engaged an independent third party, experienced in accounting and reporting issues for public companies, to aid us in identifying technical compliance issues and to review future filings, as needed.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. Other than the changes made to improve our controls described in the preceding paragraph, there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Executive Officers” in our proxy statement for our 2005 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, describes our executive officers and director nominees as required in response to this item and is incorporated herein by reference. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement which is to be filed with the Commission is incorporated herein by reference.

ITEM 11                EXECUTIVE COMPENSATION

The information set forth under the caption “Compensation and Certain Transactions” in our proxy statement for our 2005 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, sets forth information regarding executive compensation and certain transactions as required in response to this item and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for its 2005 Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, describes the security ownership of certain beneficial owners and management as required in response to this item and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth under “Item 5 – Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and is incorporated herein by reference.

ITEM 13                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement for our 2005 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our proxy statement for our 2005 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions as required in response to this item and is incorporated herein by reference.

PART IV

ITEM 15                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following consolidated financial statements of Lancer Corporation are incorporated by reference under Item 8 of this annual report. The index of our consolidated financial statements appears on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)          2. Financial Statement Schedule

The following schedule is incorporated by reference under Item 8 of this annual report and is included as Schedule II on page F-32:

Schedule II - Valuation and Qualifying Accounts

(a)          3. Exhibits

3.1

Restated Articles of Incorporation of Lancer Corporation (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

3.2

Articles of Amendment to the Restated Articles of Incorporation, filed with the Texas Secretary of State on June 3, 1988 (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

3.3*	Articles of Amendment to the Restated Articles of Incorporation, filed with the Texas Secretary of State on June 9, 1997.
3.4

Lancer Corporation Bylaws (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

4.1

Lancer Corporation Specimen Common Stock Certificate, $0.01 par value (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

10.1

Lancer Corporation Profit Sharing Plan (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

10.2

Lancer Corporation Stock Incentive Plan, Effective Date March 1, 1996 (incorporated by reference to the exhibits of Lancer’s Definitive Proxy Statement on Form DEF 14A, filed with the Commission on April 24, 1996).

10.3	Lancer Corporation Stock Option Plan of 2002 (incorporated by reference to the exhibits of Lancer’s Annual Report on Form 10-K, filed with the Commission on March 27, 2003).
10.4

Master Development Agreement, dated January 12, 1984, between Lancer Corporation and The Coca-Cola Company (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

10.5

Master Lease and Supplement between The Frost National Bank and Lancer Partnership, Ltd. (incorporated by reference to the exhibits of Lancer’s Annual Report on Form 10-K, filed with the Commission on March 29, 2002).

10.6

Net Lease Agreement, dated July 1, 1974, between Lancer Corporation and Lancer Properties dated as of June 3, 1977 (incorporated by reference to the exhibits of Lancer’s Registration Statement on Form S-1, filed with the Commission on August 5, 1994, as amended by Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on August 23, 1994).

10.7

Amended and Restated Credit Agreement dated June 30, 2004 between Lancer Partnership, Ltd. and Lancer de Mexico, S.A. de C.V., as Borrowers, Lancer Corporation and certain of its subsidiaries as Guarantors, and The Frost National Bank, as Agent (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on September 7, 2004).

10.8	Form of Indemnification Agreement (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on September 7, 2004).
10.9

Letter Agreement between Lancer Corporation and The Coca-Cola Company, dated September 2, 2004 (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on September 13, 2004).

10.10

Agreement by and between Lancer Corporation and Christopher D. Hughes (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on September 17, 2004).

10.11	Agreement by and between Lancer Corporation and Mark L. Freitas (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on September 17, 2004).
10.12

Real Estate Sales Contract, dated November 29, 2004, between Lancer Corporation and Schroeder Land and Cattle Company, Incorporated (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on December 2, 2004).

10.13

Loan Agreement, effective the 17th day of December, 2004, by and between International Bank of Commerce and Lancer Partnership, Ltd. (incorporated by reference to the exhibits of Lancer’s Current Report on Form 8-K, filed with the Commission on December 22, 2004).

10.14*	Form Guaranty Agreement dated December 17, 2004, executed by Lancer Corporation, Lancer International Sales, Inc. and Lancer Capital Corporation, for the benefit of International Bank of Commerce.
10.15*

Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, with Lancer Partnership, Ltd., as Grantor and Steven E. Englund as Trustee of International Bank of Commerce, dated December 17, 2004.

10.16*	Security Agreement, with Lancer Partnership, Ltd. as Debtor and International Bank of Commerce as the Secured Party, dated December 17, 2004.
10.17*	Promissory Note with Lancer Partnership, Ltd. as Borrrower and International Bank of Commerce as Lender, dated December 17, 2004.
21.1*	List of Significant Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman LLP.
31.1*	Certification of Chief Executive Officer of Lancer Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Lancer Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes		March 16, 2005
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER D. HUGHES	President and Chief Executive Officer	March 16, 2005
Christopher D. Hughes	(principal executive officer)	Date

/s/ MARK L. FREITAS	Chief Financial Officer	March 16, 2005
Mark L. Freitas	(principal financial officer, principal accounting officer)	Date

/s/ HAROLD R. SCHMITZ	Chairman of the Board	March 16, 2005
Harold R. Schmitz		Date

/s/ NORBORNE P. COLE, JR.	Director	March 16, 2005
Norborne P. Cole, Jr.		Date

/s/ JAMES F. GALLIVAN, JR.	Director	March 16, 2005
James F. Gallivan, Jr.		Date

/s/ BRIAN C. FLYNN, JR.	Director	March 16, 2005
Brian C. Flynn, Jr.		Date

/s/ OLIVIA F. KIRTLEY	Director	March 16, 2005
Olivia F. Kirtley		Date

/s/ RICHARD C. OSBORNE	Director	March 16, 2005
Richard C. Osborne		Date

/s/ ALFRED A. SCHROEDER	Director	March 16, 2005
Alfred A. Schroeder		Date

/s/ GEORGE F. SCHROEDER	Director	March 16, 2005
George F. Schroeder		Date

LANCER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Lancer Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Lancer Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule,  the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Corporation as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Dallas, Texas
March 7, 2005

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

(Amounts in thousands, except share data)

ASSETS

	2004	2003

Current assets:
Cash	$5,196	$1,129
Receivables:
Trade accounts and notes	16,733	14,226
Other	801	1,268
	17,534	15,494
Less allowance for doubtful accounts	(420)	(745)
Net receivables	17,114	14,749

Inventories, net	24,495	24,502
Prepaid expenses	406	474
Tax refund receivable	—	225
Deferred tax asset	824	568
Total current assets	48,035	41,647

Net property, plant and equipment	29,999	34,119
Investments in joint ventures	2,388	1,786
Goodwill	1,879	1,929
Intangibles and other assets, at cost, less accumulated amortization	3,186	2,797
	$85,487	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2004 and 2003

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2004	2003

Current liabilities:
Accounts payable	$7,555	$6,609
Current installments of long-term debt	1,345	2,735
Line of credit	—	1,000
Deferred licensing and maintenance fees	451	1,021
Accrued expenses and other liabilities	8,029	6,964
Income taxes payable	286	—
Total current liabilities	17,666	18,329

Deferred tax liability	3,401	1,175
Long-term debt, excluding current installments	132	8,268
Deferred licensing and maintenance fees	1,273	2,396
Other long-term liabilities	—	147
Total liabilities	22,472	30,315

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value
5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value:
50,000,000 shares authorized; 9,522,054 issued and 9,457,828 outstanding in 2004, and 9,426,121 issued and 9,361,895 outstanding in 2003	95	94

Additional paid-in capital	13,208	12,848

Accumulated other comprehensive income	523	6

Deferred compensation	(18)	(92)

Retained earnings	49,567	39,467

Less common stock in treasury, at cost;
64,226 shares in 2004 and 2003	(360)	(360)
Total shareholders’ equity	63,015	51,963
	$85,487	$82,278

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except share data)

	2004	2003	2002

Net sales	$124,249	$113,500	$139,015
Cost of sales	87,518	84,401	101,925
Gross profit	36,731	29,099	37,090

Selling, general and administrative expenses	28,900	28,425	27,535
Other operating (income) expenses	172	1,320	(4)
Impairment of goodwill	50	—	—
Operating income	7,609	(646)	9,559

Other income (expense):
Interest expense	(499)	(329)	(1,318)
Income (loss) from joint ventures	1,107	(217)	(653)
Settlement of development project	7,000	—	—
Minority interest	—	—	55
Other, net	(86)	23	645
	7,522	(523)	(1,271)
Income (loss) from continuing operations before income taxes	15,131	(1,169)	8,288

Income tax expense (benefit):
Current	3,047	1,430	1,440
Deferred	1,984	(1,240)	1,229
	5,031	190	2,669

Income (loss) from continuing operations	10,100	(1,359)	5,619

Discontinued operations:
(Loss) from operations of discontinued Brazilian subsidiary	—	(196)	(2,442)
Income tax benefit	—	788	829
Income (loss) from discontinued operations	—	592	(1,613)
Net earnings (loss)	$10,100	$(767)	$4,006

Weighted Average Common Shares Outstanding:
Basic	9,388,444	9,356,082	9,326,529
Diluted	9,503,582	9,356,082	9,433,193

Earnings Per Share:
Basic
Earnings (loss) from continuing operations	$1.08	$(0.15)	$0.60
Earnings (loss) from discontinued operations	$—	$0.06	$(0.17)
Net earnings (loss)	$1.08	$(0.09)	$0.43

Diluted
Earnings (loss) from continuing operations	$1.06	$(0.15)	$0.60
Earnings (loss) from discontinued operations	$—	$0.06	$(0.17)
Net earnings (loss)	$1.06	$(0.09)	$0.43

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except share data)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Deferred Compens-	Retained	Treasury Stock		Total Shareholders’
	# Shares	Amount	in Capital	Income (Loss)	ation	Earnings	# Shares	Amount	Equity
Balance December 31, 2001	9,127,759	$91	$11,943	$(3,976)	$—	$36,228	—	$—	$44,286
Comprehensive income:
Net earnings						4,006			4,006
Cumulative translation adjustment				1,567					1,567
Unrealized gain on investment, net of tax				6					6
Unrealized loss on derivative instruments:
Reclassification adjustment of loss included in interest expense				14					14
Total comprehensive income:									5,593
Exercise of 268,362 stock options for cash and by surrender of shares	268,362	2	372				59,190	(328)	46
Compensatory element of stock options granted			395		(395)				—
Amortization of deferred compensation					226				226
Balance December 31, 2002	9,396,121	93	12,710	(2,389)	(169)	40,234	59,190	(328)	50,151
Comprehensive income:
Net earnings						(767)			(767)
Cumulative translation adjustment				2,395					2,395
Total comprehensive income:									1,628
Exercise of 30,000 stock options for cash and by surrender of shares	30,000	1	138				5,036	(32)	107
Amortization of deferred compensation					77				77
Balance December 31, 2003	9,426,121	94	12,848	6	(92)	39,467	64,226	(360)	51,963
Comprehensive income:
Net earnings						10,100			10,100
Cumulative translation adjustment				523					523
Reclassification adjustment for realized loss				(6)					(6)
Total comprehensive income:									10,617
Exercise of 95,933 stock options for cash	95,933	1	360					—	361
Amortization of deferred compensation					74				74
Balance December 31, 2004	9,522,054	$95	$13,208	$523	$(18)	$49,567	64,226	$(360)	$63,015

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands)

	2004	2003	2002
Cash flow from operating activities:
Net earnings (loss)	$10,100	$(767)	$4,006
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	4,241	5,328	4,959
Deferred licensing and maintenance fees	(620)	(718)	(1,638)
Inventory and receivable reserves	(1,885)	(359)	2,786
Deferred income taxes	1,988	(1,393)	844
Loss (gain) on sale and disposal of assets	(57)	279	(4)
Write-down of Brazilian assets, net of taxes	—	—	1,548
Impairment of long lived assets	229	1,053	30
Impairment of goodwill	50	—	—
Gain on sales of long-term investment	—	(220)	—
Minority interest	—	—	(55)
(Income) loss from joint ventures	(1,107)	217	653
Stock-based compensation expense	74	77	226
Changes in assets and liabilities:
Receivables	(1,727)	4,377	655
Prepaid expenses	68	(210)	391
Income taxes receivable	225	(225)	—
Inventories	1,863	5,950	871
Other assets	(285)	(492)	(649)
Accounts payable	780	(4,748)	1,857
Accrued expenses	871	(1,291)	2,502
Income taxes payable	244	(154)	(762)
Net cash provided by operating activities	15,052	6,704	18,220
Cash flow from investing activities:
Proceeds from sale of assets	556	89	20
Acquisition of property, plant and equipment	(1,883)	(4,145)	(3,658)
Acquisition of a service operation in Australia	—	—	(252)
Proceeds from long-term investments	815	321	18
Purchase of long-term investments	(310)	—	(520)
Net cash used in investing activities	(822)	(3,735)	(4,392)
Cash flow from financing activities:
Borrowings under line of credit	4,300	12,100	13,700
Repayments under line of credit	(5,300)	(16,100)	(24,300)
Retirement of long-term debt	(9,526)	(1,531)	(2,056)
Net proceeds from exercise of stock options	361	138	46
Net cash used in financing activities	(10,165)	(5,393)	(12,610)
Effect of exchange rate changes on cash	2	312	174
Net (decrease) increase in cash	4,067	(2,112)	1,392
Cash at beginning of year	1,129	3,241	1,849
Cash at end of year	$5,196	$1,129	$3,241
Supplemental cash flow informaton:
Cash paid for interest	$486	$594	$1,658
Cash paid (refunded) for income taxes	$1,912	$(1,200)	$1,200

See accompanying notes to consolidated financial statements

LANCER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Our Significant Accounting Policies

Nature of Operations

We design, engineer, manufacture and market fountain soft drink and other beverage dispensing systems and related equipment for use in the food service and beverage industry. We sell our products through Company personnel, and through independent distributors and agents, principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries and food service chains for use in various food and beverage operations.  We are a vertically integrated manufacturer, fabricating a significant portion of the components used in our products.  We were incorporated in Texas in 1967.

Principles of Consolidation

The consolidated financial statements include the accounts of Lancer Corporation and all majority owned domestic and foreign subsidiaries.  All intercompany balances and transactions have been eliminated.

We are 50% owners of two joint ventures, Lancer FBD Partnership Ltd. and Moo Technologies LLC. These investments are accounted for on an equity method. Our share of the net income from the joint ventures is included in Other Income.

Concentrations of Credit Risk

We have accounts receivable from customers in the food service and beverage industry, and our business is not concentrated in any specific geographic region.  We have receivables from one major customer - See “Note 13 - Segment and Geographic Information” to these Notes to Consolidated Financial Statements. The food and beverage industry may be affected by economic factors, which may impact the accounts receivable.  We do not require collateral from our customers.

Accounts Receivable Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized on collection. The methodology used to determine the allowance is based on our prior collection experience. Specific customers’ financial strength and circumstance also influence the balance of our allowance for doubtful accounts. Accounts that are determined to be uncollectible are written-off in the period in which they are determined to be uncollectible.

Inventories

We state inventories at the lower of cost or market on a first-in, first-out basis (average cost as to raw materials and supplies) or market (net realizable value).

Certain items in inventory have become obsolete due to technological advances and discontinuation of products.  We have taken these items into consideration in valuing our inventory through an obsolescence reserve.

Property, Plant and Equipment

We state property, plant and equipment at cost.  We calculate depreciation on a straight-line basis over the assets estimated useful lives as follows:

Buildings		39 years
Machinery & Equipment	– Light	10 years
	– Heavy	17 years
Tools & Die		5 years
Office Equipment and Vehicles		5 to 7 years
Leasehold Improvements		Life of the lease

Long-lived assets are evaluated for possible impairment when impairment factors exist.

Depreciation expense was $4.1 million, $4.9 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Maintenance, repair and purchases of small tools and dies are expensed as incurred.

Long-term Investments

We own a 50% interest in a joint venture, Lancer FBD Partnership, Ltd., which manufactures frozen beverage dispensing systems.  The investment is accounted for under the equity method.  The developer of the technology utilized by the joint venture owns the remaining 50% interest.  The developer has assigned his rights to the technology to the joint venture. See “Note 3 - Investment in Joint Ventures” to these Notes to Consolidated Financial Statements.

We own a 50% interest in a joint venture, Lauch Lancer LLC, d.b.a. Moo Technologies, which markets concentrated shelf-stable milk for foodservice customers.  The investment is accounted for under the equity method.  The joint venture is a development stage enterprise that reported an operating loss and no revenue for the years ended December 31, 2004,  2003 and 2002. See “Note 3 - Investment in Joint Ventures” to these Notes to Consolidated Financial Statements.

Also included in long-term investments in 2002 is an investment in the common stock of Packaged Ice, Inc., a company that sells ice bagger machines that we manufacture.  We owned less than 10% of the common stock of Packaged Ice, Inc.  The investment, accounted for as an available-for-sale security, is recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income.  The fair value was determined by quoted market prices. We sold our holdings in common stock of Package Ice, Inc. during 2003, resulting in a gain of $0.2 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment. We adopted the provisions of SFAS 142 on January 1, 2002.

The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth.  If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.

Goodwill is tested for impairment annually - on September 30 or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value.  The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value.  Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit.  The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, then we would recognize an impairment loss.

Based on the impairment testing, no impairment occurred in 2003. During 2004, it was determined that the fair market value of the operating unit Lancer de Mexico was less than the carrying value of the underlying assets.  The entire amount of goodwill of $50 thousand was impaired.

We have approximately $1.9 million of goodwill, net of accumulated amortization of $0.8 million, at December 31, 2004 and 2003, respectively.

Other intangible assets with definite useful lives are recorded on the basis of cost in accordance with SFAS No. 142 and are amortized on a straight-line basis over their estimated useful lives, which range from eighteen months to fifteen years. In accordance with SFAS No. 142, we subjected these assets to tests of impairment and we determined that certain patents we hold no longer have value due to technological changes and obsolescence.  We recorded impairment charges for certain patents in the amount of $0.2 million, $0.2 million and $0 for the years ended December 31, 2004, 2003 and 2002.

We have approximately $3.1 million and $2.6 million of intangible assets, net of accumulated amortization of $.8 million and $1.1 million, at December 31, 2004 and 2003, respectively.  Amortization expense related to other intangible assets was $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Based on our current patents, estimated expense is $0.2 million for each of the five years ending December 31, 2009.  The weighted-average amortization period is 13.8 years.

During 2003, we incurred expense of $0.9 million from the write-off of an investment and for Lancer Ice Link, LLC, whose performance did not support the previous carrying value. See “Note 3 - Investment in Joint Ventures” to these Notes to Consolidated Financial Statements.  The write-off includes a $0.5 million impairment related to certain of our patents.

Derivative Instruments

We account for derivative instruments using the principles of Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities.  SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value.  We determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of interest rate swap agreements.  We entered into the swap agreements to effectively fix the interest rate on a portion of our debt in order to lessen our exposure to floating rate debt.  Changes in the fair value of those derivatives are recorded in income.  The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $51 thousand, which is recognized in interest expense over the term of the interest rate swap agreements ranging from 11 months to 24 months.  The last of our interest rate swaps expired in January 2003.   We recognized interest expense of $0, $2 thousand and $14 thousand relating to the transition adjustment for 2004, 2003 and 2002, respectively.  Changes in the fair value of the interest rate swap agreements reduced interest expense by $53 thousand and $311 thousand in 2003 and 2002, respectively.  There were no swap agreements outstanding during 2004.

Medical Costs and Worker’s Compensation Accrual

We maintain a self-insurance program for major medical and hospitalization coverage for our employees in the United States and their dependents, which is partially funded by payroll deductions.  The estimate of the accrual necessary for claims is based on our estimate of claims incurred as of the end of the year. We use detail lag reports provided by the insurance administrator to determine an appropriate accrual balance. .  In addition to detail lag reports provided by the insurance administrator, we use an outside actuary to determine an appropriate accrual balance. We have provided for both reported medical costs and incurred but not reported medical costs in the accompanying consolidated financial statements.  We have a maximum liability of $100,000 per participant per policy year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

We are self-insured for all workers’ compensation claims submitted by our Texas employees for on-the-job injuries. The estimate of the accrual necessary for claims are based on our estimate of claims incurred as of December 31, 2004.  In addition to detail lag reports provided by the insurance administrator, we use an injury report and an outside actuary to determine an appropriate accrual balance. We have provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the consolidated financial statements.  In an effort to provide for catastrophic events, we carry an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 to be paid by us.  Based upon our past experience, management believes that we have adequately provided for potential losses.  However, multiple occurrences of serious injuries to our employees could have a material adverse effect on our financial position or our results of operations.

Shipping Costs

Our outbound shipping and handling costs are included in net sales in the accompanying consolidated statement of income for all periods presented.

Net Earnings (Loss) per Share

The following reconciliation of the numerators and denominators of the basic and diluted per common share computations (amounts in thousands, except share data):

	2004	2003	2002
Basic Earnings (loss) per share
Earnings (loss) from Continuing operations	$10,100	$(1,359)	$5,619
Earnings (loss) from Discontinued operations	—	592	(1,613)
Net earnings (loss)	$10,100	$(767)	$4,006

Weighted average common shares outstanding	9,388,444	9,356,082	9,326,529
Net earnings (loss) per share	$1.08	$(0.09)	$0.43

Diluted Earnings (loss) per share
Earnings (loss) from Continuing operations	$10,100	$(1,359)	$5,619
Earnings (loss) from Discontinued operations	—	592	(1,613)
Net earnings (loss)	$10,100	$(767)	$4,006

Weighted average common shares outstanding	9,388,444	9,356,082	9,326,529
Weighted average shares assuming dilution	115,138	—	106,664
Weighted average diluted common shares outstanding	9,503,582	9,356,082	9,433,193

Net earnings (loss) per share	$1.06	$(0.09)	$0.43

Options to purchase approximately 313,550, 114,550 and 82,550 shares in 2004, 2003 and 2002, respectively, were outstanding but were not included in the computation because the exercise price is greater than the average market price of the common shares.

Revenue Recognition

We recognize revenue in accordance with the following methods:

(a)          At the time of shipment for all products except for those sold under agreements described in (b). We require a purchase order for all sales. At the time of the shipment, risk of ownership and title passes to our customer. The goods are completely assembled and packaged and we have no further performance obligations.

(b)         As products are produced and at time of title transfer, for certain products manufactured and warehoused under production and warehousing agreements with certain customers.  We had no such arrangements after March 31, 2002.

(c)          We have entered into an agreement with The Coca-Cola Company to receive partial reimbursement for design and development. The reimbursement is offset against cost on a percentage of completion basis.

(d)         Prior to 2003, we had agreed to provide exclusive rights for use of certain tools to The Coca-Cola Company.  These tools are included in fixed assets and are depreciated over the life of the asset.  The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement, which approximates the life of the corresponding asset. After 2002, the Company has agreed to maintain certain tools that are the property of The Coca-Cola Company. The corresponding maintenance fees are recorded as deferred income and recognized over the life of the corresponding tool.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses include corporate expenses relating to product development, accounting, human resources, and information technology.  Additionally, certain costs of our distributor subsidiaries, including compensation and the related costs, warehousing, and office expenses relating to maintaining a distribution operation are included in selling, general and administrative expenses.  These expenses from distributor subsidiaries included in selling, general and administrative expense were $5.4 million, $5.4 million and $ 5.6 million in 2004, 2003 and 2002, respectively.

Income Taxes

Income taxes are accounted for in accordance of SFAS No. 109.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Research and Development

Company-sponsored research and development costs are expensed as incurred and totaled approximately $1.2 million, $2.1 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Our total spending on product development and sustaining engineering, which includes research and development, was $4.8 million, $5.4 million and $5.2 million in 2004, 2003 and 2002, respectively.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated in a separate component of shareholders’ equity.  Inventories, plant and equipment and other non-monetary assets and liabilities of non-U.S. subsidiaries that operate in U.S. dollars are translated at approximate exchange rates prevailing when acquired.  All other assets and liabilities are translated at year-end exchange rates.  For those companies that operate in U.S. dollars, gains and losses that result from translation are included in earnings within other income.

Our foreign currency transactional gains/(losses) were $(13) thousand, $(59) thousand and $502 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. In 2002, due to the closure of the Brazil subsidiary, $831 thousand was transferred from cumulative translation adjustments to loss from discontinued operations.

Stock Options

At December 31, 2004, we had two stock option plans, which are described further in “Note 6 - Employee Benefit Plans” to these Notes to Consolidated Financial Statements.  We utilize the intrinsic value method ,as permitted under provisions of APB Opinion No. 25 and related interpretations, in measuring stock-based compensation for employees. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):

	2004	2003	2002
Net earnings (loss)-as reported	$10,100	$(767)	$4,006
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	49	51	150
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(111)	(112)	(94)
Net (loss) earnings-pro forma	$10,038	$(828)	$4,062

Net earnings (loss) per basic share-as reported	$1.08	$(0.09)	$0.43
Net earnings (loss) per basic share-pro forma	$1.07	$(0.09)	$0.44
Net earnings (loss) per diluted share-as reported	$1.06	$(0.09)	$0.43
Net earnings (loss) per diluted share-pro forma	$1.06	$(0.09)	$0.43
Weighted-average fair value of options, granted during the period	$6.01	$3.84	$2.88

The fair value of each option granted in 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected life (years)	7	7	5
Interest rate	4.0%	3.8%	3.0%
Volatility	46.2%	47.1%	42.9%
Expected Dividend yield	0.0%	0.0%	0.0%

Comprehensive Income

Comprehensive income (loss) consists of net earnings, currency translation adjustment, unrealized gain (loss) on investment, and unrealized loss on derivative instruments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.  Reporting of comprehensive income requires additional disclosures in the consolidated financial statements but it does not affect our financial position or results of operations. See “Note 8 - Disclosure of Accumulated Other Comprehensive Income Balances” to these Notes to Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by management could have significant impact on our financial results.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year’s presentation.

We have revised our previously reported results of operations for the year ended December 31, 2003 to reclassify two items from non-operating to operating expense.  These items consist of a $279,000 loss on the sale and disposal of assets and an $853,000 impairment of an investment in a consolidated joint venture.  Previously, both of these items were presented as non-operating expenses in “Other (Income) Expense”.  As noted in the following reconciliation, the reclassifications reduced the amount of our previously reported operating income for 2003, but did not affect our previously reported net earnings, earnings per share, financial position, or cash flows.

(Amounts in 000s)	2003
Operating income as previously reported	$486
Loss on sale and disposal of assets	(279)
Impairment of investment in consolidated joint venture	(853)
Operating (loss) after reclassifications	$(646)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We currently recognize, as period costs, any abnormal amounts of idle facility expense, freight, handling costs and wasted materials and allocates fixed production overhead to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of this pronouncement will have a significant impact on our results of operations or financial position. We will adopt this pronouncement as of June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  We are required to adopt SFAS No. 123R in the third quarter of 2005.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The permitted transition methods include either retrospective or prospective adoption.  Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented.  We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a -significant impact on our consolidated financial position and consolidated results of operations.  We have not yet determined the method of adoption or the effect of adoption SFAS No. 123R.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on our results of operations or financial position of FSP FAS 109-1 has not yet been determined, however, the impact, if any, will be reported in the period in which the deduction is claimed on our tax returns.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. We have not begun the evaluation process of the effects of the repatriation provision.

2.             Discontinued Operations

During the quarter ended June 30, 2002, we decided to close our Brazilian subsidiary.  In connection with the closure of the Brazilian subsidiary, we recorded an estimated loss from disposal of discontinued operations of $1.8 million in the quarter ended June 30, 2002 related to the write-down of the Brazilian subsidiary assets net of expected proceeds, foreign currency translation losses and an accrual for estimated exit costs.  Accordingly, we have reported the results of operations of the Brazilian subsidiary as discontinued operations in the Consolidated Statements of Operations. For business segment reporting purposes, the Brazil operation was previously classified as the segment “Brazil.”

Certain information with respect to the discontinued Brazilian operation for the years ended December 31, 2004, 2003 and 2002 is as follows (Amounts in thousands):

	Years Ended December 31,
	2004	2003	2002
Net Sales	$—	$—	$466
Pretax (loss) from discontinued operations	$—	$—	$(378)
Pretax (loss) on disposal of discontinued operations, net of tax	—	(196)	(2,064)
Income tax benefit	—	788	829
Income (loss) from discontinued operations	$—	$592	$(1,613)

During the first quarter of 2003, the IRS completed its audit of our deduction of our investment in the Brazilian operations, and other matters.  As a result, we reversed certain tax accruals resulting in a tax benefit of  $0.7 million from discontinued operations for the year ended December 31, 2003.

Assets and liabilities of the discontinued operation are as follows (amounts in thousands):

	2004	2003
Current assets	$—	$—
Property, plant and equipment, net	—	—
Current liabilities	—	(1,208)
Net liabilities of discontinued operations	$—	$(1,208)

Current liabilities at December 31, 2003 included a $1.196 million note payable that was due on December 31, 2001.  The note payable is more fully described in “Note 5 - Long-term Debt and Line of Credit with Banks” to these Notes to Consolidated Financial Statements.

The amount of the accrued interest on the Brazilian note payable in the amount of $27 thousand is included in continuing operations in 2004. The accrued interest of $23 thousand and $72 thousand for the years  2003 and 2002, respectively, has been included in discontinued operations.

We included the Brazilian note payable and the related interest in discontinued operations in 2003 because, although the impairment charge for the Brazilian operation was made in 2002, the liquidation of the entity continued until December 2003, and, as recently as the second quarter of 2003, the payee demanded payment of the debt.  As required by SFAS 144, during the initial one-year period of the discontinued operations, circumstances arose that previously were considered unlikely including the uncertainty regarding the settlement of the Brazilian disputed debt.  As a result, we continued to classify the disputed Brazilian debt in discontinued operations in 2003.

3.             Investment in Joint Ventures

At December 31, 2004 and 2003, our long-term investments consisted of the following:

	2004	2003

Investment in Lancer FBD Partnership Ltd.	$2,046	$1,475
Investment in Moo Technologies, LLC	342	311
Total long-term investments	$2,388	$1,786

Our 50% share of net earnings from both joint ventures, after elimination of profit in ending inventory, is included in other income.

On May 1, 2002, our joint venture Lancer FBD Partnership, Ltd. which manufactures frozen beverage equipment, began selling its products directly to most third party customers, and paying us a commission on certain sales that we generated.  Lancer FBD paid us sales commissions of $0.4 million, $0.8 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002 respectively.  Prior to May 1, 2002, Lancer FBD sold substantially all of its production to us and we distributed the equipment to third party customers. Lancer FBD’s sales to us were $0.1 million, $0.1 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002 respectively.  Lancer FBD’s purchases from us were $1.4 million, $2.0 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002 respectively.  Lancer FBD had a balance due to us of $0.2 million and $1.5 million at December 31, 2004 and 2003, respectively.

Lancer FBD Partnership Ltd.

(amounts in thousands)	2004	2003	2002
Condensed Statements of Operations
Net sales	$24,060	$22,817	$9,127
Gross profit	6,101	3,906	885
Net (loss) earnings	2,794	117	(1,317)

Condensed Balance Sheets
Current assets	$5,176	$6,663	$3,279
Non-current assets	2,394	2,632	2,919
	$7,570	$9,295	$6,198

Current liabilities	$3,390	$6,267	$3,287
Non-current liabilities	—	—	—
Partners’ capital	4,180	3,028	2,911
	$7,570	$9,295	$6,198

We own 50% of Moo Technologies, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products. Our portion of Moo Technology’s loss was ($0.3 million), ($0.2 million), and ($0.1 million) in 2004, 2003 and 2002, respectively.  We have invested $0.8 million in Moo Technologies, LLC since its inception, including $0.3 million during 2004, bringing our net investment in the company to $0.3 million as of December 31, 2004.  We expect Moo Technologies to be unprofitable through at least 2005.  We have guaranteed repayment of Moo Technologies’ $0.75 million revolving credit facility with a bank. As of December 31, 2004, the balance of the credit facility was $0.75 million. During the first quarter of 2005, we invested an additional $0.5 million in Moo Technologies. The development of Moo Technologies’ business opportunities is likely to require us to invest approximately $0.2 million of additional funds in the company during 2005.  Also during the first quarter of 2005, Moo Technologies retired its bank borrowings, and the bank released us from our guaranty.

Moo Technologies, LLC

(amounts in thousands)	2004	2003	2002
Condensed Statements of Operations
Net sales	$—	$—	$—
Gross profit	—	—	—
Net (loss) earnings	(561)	(320)	(113)

Condensed Balance Sheets
Current assets	$155	$35	$21
Non-current assets	1,353	1,341	1,326
	$1,508	$1,376	$1,347

Current liabilities	$869	$796	$309
Non-current liabilities	1,640	1,020	1,151
Members’ capital	(1,001)	(440)	(113)
	$1,508	$1,376	$1,347

Lancer Ice Link, LLC is our 60% owned, consolidated joint venture.  During 2003, we incurred expense of $0.9 million from the write-off of an investment in Lancer Ice Link, LLC, whose performance did not support the previous carrying value. As of the date of the impairment, Lancer Ice Link LLC had incurred losses of $1.8 million since its inception and had a negative net worth.  Sales of ice transport systems by Lancer Ice Link LLC were negligible and some of the systems had failed in the field. We projected that the future cash flow from Lancer Ice Link LLC would not be sufficient to return the current net book value of the investment of $0.9 million.  The cash flow loss, combined with the projection of future losses, resulted in an impairment of the investment as required by SFAS No. 144.

4.                                      Income Taxes

An analysis of income tax expense (benefit) follows (amounts in thousands):

	Current	Deferred	Total
2004
Continuing operations:
Federal	$1,231	$2,229	$3,460
State	45	0	45
Foreign	1,771	(245)	1,526
Total	$3,047	$1,984	$5,031

Discontinued operations:
Federal	$—	$—	$—

2003
Continuing operations:
Federal	$421	$(1,089)	$(668)
State	64	0	64
Foreign	945	(151)	794
Total	$1,430	$(1,240)	$190

Discontinued operations:
Federal	$(66)	$(722)	$(788)

2002
Continuing operations:
Federal	$364	$1,121	$1,485
State	24	0	24
Foreign	1,052	108	1,160
Total	$1,440	$1,229	$2,669

Discontinued operations:
Federal	$(444)	$(385)	$(829)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following (amounts in thousands):

	2004	2003

Deferred tax assets:
Accounts receivable	$390	$198
Inventory	483	953
Compensation and benefits	276	211
Net operating loss carryforward	0	2,099
Minimum taxes creditable in foreign jurisdictions	572	570
Asset impairments	305	404
US tax credits	396	1,119
Other	240	50
Total gross deferred tax assets	$2,662	$5,604

Property, plant and equipment	3,305	3,408
DISC income	2,400	2,667
Foreign deferred (assets) liabilities	(466)	136
Total deferred tax liability	$5,239	$6,211
Net deferred tax liability	$2,577	$607

US tax credits are comprised of Research and Experimentation Credits (R&E) and Alternative Minimum Tax (AMT) credit carry-forward. These credits expire in various years beginning in 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not we will realize the benefits of these deductible differences at December 31, 2004.

The actual tax expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying U.S. Federal corporate rate of 34% to earnings before income taxes) as follows (amounts in thousands):

	2004	2003	2002

Computed “expected” tax expense (benefit) from continuing operations	$5,144	$(398)	$2,818
Increase (decrease) in taxes resulting from:
Effect of tax credits	—	—	(129)
Effect of nondeductible expenses	10	352	78
Liquidation of DISC	—	791	—
Reversal of accruals	—	(206)	—
IRS examination	—	(319)	—
State taxes, net of Federal benefit	30	42	16
Effect of foreign tax rates	(108)	(58)	(26)
Other, net	(45)	(14)	(88)
Actual tax expense	$5,031	$190	$2,669

In accordance with SFAS No. 109, no federal income taxes had been provided for the accumulated undistributed earnings of the our Domestic International Sales Corporation (the “DISC”) as of December 31, 1992.  On December 31, 1992, the accumulated undistributed earnings of the DISC totaled $2.4 million. During the year ended December 31, 2003, we decided to terminate the DISC election and recorded $0.8 million in income tax expense for the taxes due prior to December 31, 1992.  The  $2.667 million of DISC deferred income tax liability is payable to the IRS over 10 years from the date of liquidation.

During the first quarter of 2003, the IRS completed its audit of our deduction of our investment in the Brazilian operations, and other matters.  As a result, we reversed certain tax accruals resulting in an income tax benefit of $0.9 million. Of this benefit, $0.7 million related to the Brazilian operations was reclassified from tax benefits of continuing operations to tax benefits of discontinued operations for the year ended December 31, 2003. In addition, during 2003 the IRS completed its examination of our income tax return for the year ended December 31, 1999.

5.             Current and Long-term Debt

Amounts due under our long-term debt and line of credit facility at December 31, 2004 and 2003 were as follows:

(amounts in thousands)	2004	2003
Current debt
Line of credit (Former credit facilities)
$10,000 reveloving credit facility due in full at expiration on January 31, 2005. Interest on oustanding balances was due monthly based on Base Rate (which approximates prime) plus 2%; secured by substantially all of the Company’s assets in the United States; Facility retired in 2004	$—	$1,000

Long-term debt
Line of Credit (New credit facility)
$15,000 revolving credit facility due in full at expiration on December 30, 2007. Interest is due monthly based on prime and LIBOR; secured by substantially all of the Company’s assets in the United States	$—	$—

Notes Payable (Former credit facilities)
Notes payable to banks, due in quarterly installments plus interest based upon prime and LIBOR (weighted average rate of 2.28% at December 31, 2003) through July 15, 2005; secured by substantially all of the Company’s assets in the United States; Balance repaid in 2004	—	9,386

Notes payable to seller of Brazil subsidiary, due in annual installments plus interest based on LIBOR (weighted average interest rate of 1.88% at December 31, 2004) through December 31, 2001	1,196	1,196

Capital lease payable to bank, due in monthly installments plus interest of 6.72% through November 1, 2006	281	421

Total debt	1,477	11,003

Less current installments of long-term debt	1,345	2,735

Long-term debt excluding current installements	$132	$8,268

Former Credit Facilities

Prior to June 30, 2004, we were a party to the Seventh Amendment and Restated Credit Agreement, which provided for a term loan in the aggregate amount of $14.8 million, consisting of $12.9 million in Term A loans and $1.9 million in Term B loans and a $25.0 million revolving loan amount  with The Frost National Bank as the Administrative Agent and as a lender, Harris Trust and Savings Bank and Whitney National Bank, which we refer to in this note as our former credit facility. Due to our inability to deliver timely audited financial statements for the year 2003 to our lenders and due to certain other events and circumstances, we came to be in default of the credit agreement terms of our former credit facility.

Effective June 30, 2004, our lenders agreed to amend the former credit facility.  The amendment to our former credit facility provided for, among other things, waivers for our past defaults and potential defaults and amended terms of the former credit agreement to accommodate events surrounding these past defaults. The amended terms also provided for aggregate term loans in the amount of $9.0 million and a $10.0 million revolving loan amount. The term loan amounts were based on the balances that then existed on the term loans.

New Credit Facility

On December 17, 2004, we entered into a new credit facility with a new lender, which we refer to herein as our new credit facility. The new credit facility consists of a total of $15.0 million revolving loan amount, and allows us to borrow, repay, and reborrow, on a secured basis and from time to time until December 30, 2007, up to the $15.0 million total.

Interest on the outstanding amount under the new credit facility is payable on a monthly basis at our choice of either (i) the prime rate of JP Morgan Chase & Co., New York, New York, as announced from time to time, minus 0.5%, or (ii) the London Interbank Offered Rate (LIBOR) plus 1.75% to 2.0% (depending on our ratio of Total Funded Debt to Consolidated EBITDA, as those terms are defined in the new credit agreement for the new credit facility). A commitment fee of 0.125% per annum will accrue on the unused portion of the total revolving loan amount.

The new credit facility is secured by a lien on the real property where our headquarters is located, including all improvements, and a security interest in certain of our accounts receivable, equipment and inventory.

Our subsidiary, Lancer Partnership, Ltd., is the actual named “Borrower” under the new credit facility, while Lancer Corporation itself, along with our wholly-owned subsidiaries, Lancer Capital Corporation and Lancer International Sales, Inc., jointly and severally guaranty the new credit facility.

Pursuant to the new credit facility, we are required to maintain a ratio of Current Consolidated Assets to Current Consolidated Liabilities (as those terms are defined in the new credit agreement for the new credit facility) of not less than 1.25 to 1.0, and a ratio of Total Funded Debt to Consolidated EBITDA (as those terms are defined in the new credit agreement for the new credit facility) of not more than 3.0 to 1.0.  Additionally, we are required to maintain a consolidated net worth of not less than $47.0 million plus 75% of cumulative net income after June 30, 2004 (with no reduction for any net loss reported for any quarter).

We must repay borrowings under the new credit facility by December 30, 2007 unless payment is accelerated upon the occurrence of an event of default. The new credit facility contains customary default events such as payment default, covenant default, bankruptcy type defaults, liens, judgments, and the occurrence of certain other events which could impair or negatively impact us from performing our obligations under the new credit facility. Upon certain events, such as a final money judgment against us (which is not paid or perfected within sixty days) or a challenge to the lender’s first lien and security interest, the lender may reasonably determine whether the event will impair or impact our ability to perform under the new credit facility.  As of December 31, 2004, we were in compliance with all of the covenants.

As of December 31, 2004, there were no amounts outstanding under the new credit facility, and $15.0 million was available for borrowing.

Disputed Debt
We have a $1.196 million principal amount of disputed debt payable in relation to our discontinued Brazilian operations that was due on December 31, 2001.  We have recorded the balance of the disputed debt plus interest in the amount of $0.14 million accrued through December 31, 2004 in our financial statements. During the second quarter of 2003, the payee demanded payment of the debt, and we made a settlement offer. We have had no discussions with the payee since 2003. We may not be successful in negotiating a settlement of this disputed debt, in which case the total amount would remain due and payable.  If that were to occur, we would have to determine what other options are available to us, including litigation. If we determined that the debt should simply be paid at that time, we believe that we would likely have sufficient funding available, through our cash reserves and/or our available capacity under our new credit facility, to pay the disputed debt.

Annual Maturities on Long-Term Debt

Annual maturities on long-term debt outstanding at December 31, 2004 are as follows (amounts in thousands):

2005	$1,345
2006	132
$1,477

To manage our exposure to fluctuations in interest rates, we entered into interest rate swap agreements in recent years.  The last of these swap agreements expired in the first quarter of 2003.

6.             Employee Benefit Plans

Stock Options

We have stock option plans under which incentive and non-qualified options may be granted.  Options are granted at the market price of our common stock at the grant date.  Options generally become exercisable in 20% increments beginning on the grant date and expire ten years from the grant date.

During 2002, our Board extended the life of our then outstanding stock options by five years.  The change resulted in compensatory element of stock options granted in the amount of $0.4 million, of which $0.1 million, $0.1 million and $0.2 million of which was recognized in 2004, 2003 and 2002, respectively.

A summary of transactions for all options follows:

		Option Price
	Stock Options	Low	High	Weighted Average

Outstanding at December 31, 2001	602,413	$1.29 -	$16.54	$4.12
Granted	110,300	$3.60 -	$9.00	$5.86
Forfeited	(57,700)	$3.56 -	$16.54	$11.56
Exercised	(268,362)	$1.30 -	$3.56	$1.40

Outstanding at December 31, 2002	386,651	$3.56 -	$13.63	$5.40
Granted	66,000	$5.15 -	$9.70	$7.23
Forfeited	(47,935)	$3.56 -	$6.57	$5.26
Exercised	(30,000)	$3.56 -	$7.75	$4.58

Outstanding at December 31, 2003	374,716	$3.56 -	$13.63	$5.81
Granted	255,000	$11.40 -	$12.54	$11.62
Forfeited	(31,300)	$3.56 -	$9.70	$3.76
Exercised	(95,933)	$3.56 -	$7.75	$7.45

Outstanding at December 31, 2004	502,483	$3.56 -	$13.63	$9.05

A summary of exercisable options follows:

	Options Outstanding
			Weighted	Options Excercisable
		Weighted	Avg. of	Number of	Weighted
Range of		Average of	Remaining	Exercisable	Average of
Prices	Number	Exercise Price	Life (yrs.)	Options	Exercise Price

2002
$1.0 to 5.0	234,100	$3.88	7.67	128,100	$3.84
$5.1 to 10.0	141,050	$7.27	8.1	64,010	$7.94
$10.1 to 17.0	11,500	$13.52	5.28	11,500	$13.52

2003
$1.0 to 5.0	197,166	$3.85	6.64	154,799	$3.87
$5.1 to 10.0	166,050	$7.59	7.69	86,770	$7.86
$10.1 to 17.0	11,500	$13.52	4.28	11,500	$13.52

2004
$1.0 to 5.0	96,933	$4.00	5.54	96,933	$4.00
$5.1 to 10.0	139,050	$7.47	5.92	96,130	$7.55
$10.1 to 17.0	266,500	$11.71	9.42	43,500	$12.22

Self-Insured Medical Plan

We maintain a self-insurance program for major medical and hospitalization coverage for substantially all of our United States employees and their dependents, which is partially funded by payroll deductions.  We have provided for both reported, and incurred but not reported, medical costs in the accompanying consolidated balance sheets.  We have a maximum liability of $100,000 per participant per year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. The accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 include our costs of the plan of approximately $1.0 million, $1.9 million and $1.5 million, respectively.

Workers’ Compensation Coverage

We are self-insured for all workers’ compensation claims submitted by substantially all United States employees for on-the-job injuries.  We have provided for both reported, and incurred but not reported, costs of workers’ compensation coverage in the accompanying consolidated balance sheets.

In an effort to provide for catastrophic events, we carry an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to a deductible of $500,000 to be paid by us.  Based upon our past experience, management believes that we have adequately provided for potential losses.  However, multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and our results of operations.

Employee Profit Sharing Plan

We have established an employee profit sharing and 401(k) plan, which covers substantially all United States employees who meet the eligibility requirements.  Participants may elect to contribute up to 15% of their annual wages, subject to certain IRS limitations.  We match employee 401(k) contributions to the plan at a rate of 50% of the first 6% of the salary contributed to the plan through salary deferral.  In addition, we, at the discretion of the Board, may make profit sharing contributions to the plan.  The accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 include our contributions to the plan of approximately $0.8 million, $0.3 million and $0.5 million, respectively.

7.             Fair Value of Financial Instruments

We are required to disclose estimated fair value of our financial instruments, including derivative financial instruments, for which it is practicable to estimate fair value.  The following methods and assumptions were used to estimate the fair market value of each class of financial instrument for which it is practicable to estimate that value.

Cash, Trade Receivables, and Trade Payables

The carrying amounts of our cash, trade receivables and trade payables approximate market value.

Long-term Investments

Long-term investments, excluding investment in joint ventures, are stated at approximate market value based upon the current nature of the investments. Our investment in Packaged Ice, Inc. was sold in 2003, resulting in a gain of $0.2 million.

Debt

The carrying amount of our long-term debt and short-term debt approximate market value as the rates are variable or are fixed at current market rates.

8.                                      Disclosure of Accumulated Other Comprehensive Income Balances

The accumulated balances for each classification of accumulated other comprehensive income (loss) in a manner consistent with the following:

Disclosure of Accumulated Other Comprehensive Income Balances

(amounts in thousands)

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Initial Adoption of FAS 133 for mark- to-market of swap agreements	Total
Balance at December 31, 2001	$(3,962)	$—	$(14)	$(3,976)
Current period change	1,567	6	14	1,587
Balance at December 31, 2002	$(2,395)	$6	$—	$(2,389)
Current period change	2,395	—	—	2,395
Balance at December 31, 2003	—	6	—	6
Current period change	523	(6)	—	517
Balance at December 31, 2004	$523	$—	$—	$523

Disclosure of reclassification amounts

(amounts in thousands)

2002
Cumulative translation adjustment	$736
Reclassification adjustment for the Brazilian subsidiary included in discontinued operations	831
Net Adjustment	$1,567

Initial Adoption of FAS 133 mark-to-market adjustment of swap agreements from prior periods	$(14)
Reclassification adjustment for amount included in interest expense	14
Net Adjustment	$—

2003
Net Adjustment	$—

2004
Unrealized loss on investment	$6
Reclassifiaction adjustment for loss realized	(6)
Net Adjustment	$—

Disclosure of related tax effects allocated to each component of Other Comprehensive Income

	Before-tax amount	Tax (expense) benefit	Net of tax amount
2002
Cumulative translation adjustments	$1,567	$—	$1,567
Reclassification adjustment for realized loss	9	(3)	6
Mark-to-market adjustment
Reclassification adjustment for amount included in interest expense	14	—	14
Total Other Comprehensive income	$1,590	$(3)	$1,587

2003
Cumulative translation adjustments	$2,395	$—	$2,395
Total Other Comprehensive income	$2,395	$—	$2,395

2004
Cumulative translation adjustments	$523	$—	$523
reclassifiaction adjustment for realized loss	$(6)	$—	$(6)
Total Other Comprehensive income	$517	$—	$517

9.             Supplemental Balance Sheet and Income Statement Information

Inventory components are as follows (amounts in thousands):

	2004	2003
Finished goods	$11,143	$9,327
Work in process	5,593	6,504
Raw material and supplies	7,759	8,671
	$24,495	$24,502

Net property, plant and equipment consist of the following (amounts in thousands):

	2004	2003
Land	$1,082	$1,432
Buildings	22,056	22,211
Machinery and equipment	19,633	22,769
Tools and dies	10,775	12,709
Leaseholds, office equipment and vehicles	8,542	10,796
Assets in progress	1,365	2,597
Assets available for sale	780	—
	64,233	72,514
Less accumulated depreciation and amortization	(34,234)	(38,395)
Net property, plant and equipment	$29,999	$34,119

The entire amount of assets available for sale was sold on January 28, 2005. We sold 546.65 acres of land located in Bee and Karnes Counties, Texas, plus improvements and personal property, which resulted in a gain of $.3 million.  See “Note 14 - Related Party Transactions” and “Note 15 – Subsequent Event” to these Notes to Consolidated Financial Statements for additional information.

Net intangibles and other assets consist of the following (amounts in thousands):

	2004	2003
Patents	$3,848	$3,779
Accumulated amortization of patents	(774)	(1,148)
Net intangibles	3,074	2,631
Deposits	112	166
Net intangibles and other assets	$3,186	$2,797

Accrued expenses consist of the following (amounts in thousands):

	2004	2003
Payroll and related expenses	$4,159	$1,747
Commissions	328	314
Health and workers’ compensation	303	502
Property taxes	226	286
Interest	189	703
Warranty	1,257	586
Other taxes	505	139
Investigation fees	—	702
Other accrued expenses	1,062	1,985
	$8,029	$6,964

Other operating (income) expenses consist of the following (amounts in thousands):

	2004	2003	2002

(Gain) loss on sale and disposal of assets	($57)	$279	($4)
Impairment of investment in consolidated joint venture	—	853	—
Impairment of intangible assets	229	188	—
	$172	$1,320	($4)

Other income (expenses) consist of the following (amounts in thousands):

(amounts in thousands)	2004		2003	2002
Interest income	$11		$—	$47
Bank charges	(415	)a	(155)	(91)
Royalties income - net	138		78	44
Exchange gains (losses)	(13)		(59)	502
Miscellaneous	193		159	143
Total	$(86)		$23	$645

(a) Bank Charges includes $0.3 million of of bank facility closing costs in 2004.

10.          Product Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  We have accrued for estimated product warranty claims of $1.3 million and $0.6 million as of December 31, 2004 and 2003, respectively.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for each of the years 2004, 2003 and 2002 was $0.5 million, $0.8 million and $0.2 million, respectively.

Accrued warranty liability consists of the following (amounts in thousands):

	2004	2003
Beginning Balance	$586	$526
Liabilities accrued for warranties issued during the period	1,122	735
Warranty claims paid during the period	(451)	(675)
Ending Balance	$1,257	$586

11.          Commitments and Contingencies

Leases

Our leases are primarily for manufacturing, warehouse and office facilities, and to a lesser extent, for equipment.  At December 31, 2004, future minimum lease payments required under all noncancelable operating leases are as follows

(amounts in thousands):

2005	$885
2006	749
2007	496
2008	329
2009	92
Total minimum lease payments	$2,551

Total rental expense was $1.3 million, $1.2 million and $1.0 million in 2004, 2003 and 2002, respectively.

We have been party to agreements to provide warehousing space and services for certain of its customers. Rental income related to the warehousing agreements totaled approximately $0, $0 and $0.2 million in 2004, 2003 and 2002, respectively. These agreements were terminated in 2002.

Other Guarantees

During 2003, Lancer FBD Partnership, Ltd., of which we own 50%, obtained a $1.5 million revolving credit facility from a bank.  The credit facility expires March 31, 2005. We entered into a Continuing Guarantee Agreement with the lender pursuant to which we guaranteed the repayment of the partnership’s debt, which expires annually.  In accordance with FASB Interpretation (“FIN”) No. 45, we have recorded a liability of $22,500, which represents the estimated value of the guaranty.  As of December 31, 2004, there were no amounts outstanding under the credit facility.

On March 5, 2003, Moo Technologies, LLC, a limited liability company in which we own 50% of the outstanding equity, obtained a $0.75 million revolving credit facility from a bank.  We entered into a Commercial Guarantee with the lender pursuant to which we guaranteed the repayment of the Moo Technologies, LLC debt.  We recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  As of December 31, 2004, the balance of the credit facility was $0.75 million.  Moo Technologies, LLC is a developmental stage company that reported no operating revenue in 2003 and 2004.  Moo Technologies, LLC incurred net losses of ($0.6 million), ($0.3 million) and ($0.2 million) in 2004, 2003 and 2002, respectively.  We have invested $0.8 million in Moo Technologies, LLC since its inception, including $0.3 million during 2004, bringing our net investment in the company to $0.3 million as of December 31, 2004.  During the first quarter of 2005, we invested an additional $0.5 million in Moo Technologies to fund operations and the retirement of its debt.  Moo Technologies’ lender subsequently released us from our guaranty of the debt.  We expect Moo Technologies to be unprofitable through at least 2005.

Litigation

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which we supplied. On January 13, 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation, dated December 2, 2003, that appeared to concern matters which were the subject of our prior Audit Committee investigation (which concluded in January 2004) including certain allegations relating to us that were contained in the Whitley lawsuit against The Coca-Cola Company. We are unable at this point to predict the scope or outcome of the Securities and Exchange Commission or US Attorney’s Office investigations. We have cooperated, and intend to continue to cooperate, with both the US Attorney’s Office and the Securities and Exchange Commission investigations.  We have not had substantive contact relating to these investigations with either the US Attorney’s Office or the Securities and Exchange Commission since July 2004.  There has been no change in the status of the investigations between December 31, 2004 and the date of the filing of this report.

12.          Quarterly Financial Information (Unaudited)

The third quarter of 2004 includes $7.0 million paid to us pursuant to the settlement agreement, the write-off of certain tooling and related deferred licensing and maintenance fees, write-off of tooling related to another project and gain related to insurance proceeds from a claim that occurred in 2003.  The fourth quarter of 2003 includes an impairment of $1.2 million of inventory related to a specific product line, and impairment of the investment in a joint venture and certain assets of $1.2 million.  The following table reflects the quarterly results for 2004 and 2003 (amounts in thousands, except share data):

	Three Months Ended
2004	March 31	June 30	September 30	December 31
Net Sales	$29,507	$31,696	$31,264	$31,782
Gross Profit	8,601	10,197	8,896	9,037
Net earnings	945	1,422	5,826	1,907

Earnings per share:
Basic	$0.10	$0.15	$0.62	$0.21
Diluted	$0.10	$0.15	$0.61	$0.20

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Net Sales	$26,874	$29,370	$30,237	$27,019
Gross Profit	5,794	7,690	8,382	7,233
Net (loss) earnings	(317)	230	574	(1,254)

Earnings per share:
Basic	$(0.03)	$0.02	$0.06	$(0.14)
Diluted	$(0.03)	$0.02	$0.06	$(0.14)

13.          Segment and Geographic Information

We are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  We manage our operations geographically.  Sales are attributed to a region based on the ordering location of the customer.

Amounts in thousands	North America	Latin America	Asia / Pacific	Europe	Corporate	Total

Year ended December 31, 2004
Total revenues	$79,528	$5,814	$27,969	$10,938	—	$124,249
Depreciation and Amortization	3,751	33	412	45		4,241
Operating income	18,002	92	2,803	1,089	(14,377)	7,609
Long-lived assets at December 31, 2004	29,846	3,818	3,631	157	—	37,452
Impairment of long-lived assets	229	50	—	—	—	279
Goodwill (net)	—	—	1,879	—	—	1,879
Capital expenditures	1,280	216	337	50	—	1,883

Year ended December 31, 2003
Total revenues	$75,924	$7,690	$21,645	$8,241	—	$113,500
Depreciation and Amortization	4,928	28	304	68		5,328
Operating income	9,385	117	3,660	27	(13,835)	(646)
Long-lived assets at December 31, 2003	32,735	4,270	3,674	177	—	40,856
Impairment of long-lived assets	188	—	—	—	—	188
Goodwill (net)	—	50	1,879	—	—	1,929
Capital expenditures	2,679	989	409	68	—	4,145

Year ended December 31, 2002
Total revenues	$97,575	$13,351	$18,555	$9,534	—	$139,015
Depreciation and Amortization	4,525	164	222	48		4,959
Operating income	17,434	1,979	1,785	1,360	(12,999)	9,559
Long-lived assets at December 31, 2002	35,657	3,389	3,352	147	—	42,545
Impairment of long-lived assets	—	—	—	—	—	0
Goodwill (net)	—	50	1,879	—	—	1,929
Capital expenditures	2,591	487	535	45	—	3,658

All intercompany revenues are eliminated in computing revenues and operating income.  The corporate component of operating income represents corporate general and administrative expenses.  Long-lived assets are those assets identified with the operations in each geographic area.  The revenues and operating income from Brazil have been included in discontinued operations.  During 2002, we placed the Asia region and the Pacific region under common management.  The two regions are now combined for segment reporting purposes.

Substantially all revenues result from the sales of products and services associated with beverage dispensing.  The products can be divided into four major categories: (i) fountain soft drink and citrus dispensers; (ii) post-mix dispensing valves; (iii) beer dispensing systems; and (iv) other products and services as follows (Amounts in thousands):

	2004	2003	2002

Soft drink, citrus and frozen beverage dispensers	$44,280	$42,135	$62,470
Post mix dispensing valves	16,673	12,394	13,452
Beer dispensing systems	14,746	11,364	8,757
Other	48,550	47,607	54,336

Total revenue	$124,249	$113,500	$139,015

The following provides information regarding net sales to major customers, domestically and internationally (Amounts in thousands):

	2004	Percent of Net Sales	2003	Percent of Net Sales	2002	Percent of Net Sales

United States:
The Coca-Cola Company	$28,127	23%	$31,318	28%	$49,241	35%
Other	47,713	38%	40,725	36%	45,998	33%
	75,840	61%	72,043	63%	95,239	69%
Outside of United States:
Other	48,409	39%	41,457	37%	43,776	31%

	$124,249	100%	$113,500	100%	$139,015	100%

In addition to sales made directly to The Coca-Cola Company, substantially all sales to other entities are significantly influenced by The Coca-Cola Company.  Any disruption or change in the relationship with The Coca-Cola Company could have a material adverse effect on our results of operations.

We had accounts receivable outstanding from The Coca-Cola Company of $1.2 million and $0.6 million at December 31, 2004 and 2003, respectively.

14.          Related Party Transactions

Leases

Prior to July 31, 2004, we rented a building, in which portions of our manufacturing facilities were located, under an operating lease from a partnership controlled by certain shareholders.  The month-to-month agreement provided for monthly rental payments of $7,400 and the payment of real estate taxes, insurance and maintenance expenses.  In July 2004, we vacated the property and have no further rental obligations there.  Rental payments made under the lease were $52 thousand, $89 thousand and $89 thousand at December 31, 2004, 2003 and 2002, respectively.

Joint Venture Transactions

As outlined in Note-3 Investment in Joint Ventures, we have sales, purchases and commission transactions between us and Lancer FBD Partnership. Ltd.

Subsequent Event – Sale of Ranch Assets

On January 28, 2005, we completed the sale of 546.65 acres of land and improvements, located in Bee and Karnes Counties, Texas, to Schroeder Land and Cattle Company, Incorporated.  See “Note 15 – Subsequent Event” to these Notes to Consolidated Financial Statements for additional information.

15.                               Subsequent Event

On January 28, 2005, we completed the sale of 546.65 acres of land and improvements, located in Bee and Karnes Counties, Texas, to Schroeder Land and Cattle Company, Incorporated (SLCC). The purchase price of $0.7 million approximates the average of two independent third party appraisals on the property.  SLCC is owned by the children of Alfred A. Schroeder and George F. Schroeder.  Both Alfred A. Schroeder and George F. Schroeder are our employees, members of our Board, and significant shareholders of our stock.  Lance M. Schroeder, son of Alfred A. Schroeder, is our Vice President of Corporate Development and is a 25% owner of SLCC.  We had used the property, commonly known as the Monteola Ranch, for entertaining customers and other business associates.  We expect to realize a gain of $257 thousand on the transaction in the first quarter of 2005.

16.                               Other Matters

In June 2003, our Audit Committee began conducting an internal investigation. The investigation was related to allegations raised by a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley. Although we were not a defendant to the lawsuit, certain allegations contained in the lawsuit specifically involved us. The investigation was later expanded to include allegations raised in certain press articles.

Our former independent auditor advised that, until the Audit Committee investigation was complete, it would not be able to complete its review of our consolidated financial statements for the second and third quarters of 2003. Therefore, we were unable to file our quarterly reports for the second and third quarters of 2003 with the Securities and Exchange Commission. On December 5, 2003, we provided financial information for the second and third quarters of 2003 in exhibits to a Form 8-K, in order to provide information to the investing public while the investigation continued.

Our inability to file our quarterly report for the second quarter of 2003 with the SEC on a timely basis violated the American Stock Exchange (AMEX) continued listing standards, specifically Section 1003(d) of the AMEX Company Guide. We submitted a formal action plan to regain compliance with AMEX on September 30, 2003 and AMEX accepted the plan on October 8, 2003. After the initial acceptance, we revised the plan with the approval of AMEX in order to accommodate new developments, including our inability to file our annual report on Form 10-K for 2003 and our quarterly report on Form 10-Q for the first quarter 2004.

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which we supplied. On January 13, 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation, dated December 2, 2003, that appeared to concern matters which were the subject of our prior Audit Committee investigation (which concluded in January, 2004) including certain allegations relating to us that were contained in the Whitley lawsuit against The Coca-Cola Company. We have cooperated, and intend to continue to cooperate, with both the US Attorney’s Office and the Securities and Exchange Commission investigations.  We have not had substantive contact relating to these investigations with either the US Attorney’s Office or the Securities and Exchange Commission since July 2004.  Although we are unable at this point to predict the scope or outcome of the Securities and Exchange Commission and US Attorney’s Office investigations, it is possible that the investigations could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.  The conduct of these proceedings could adversely affect our business. In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations. This could adversely affect our business, financial condition, operating results, and cash flow.

On January 30, 2004, we announced that the Audit Committee investigation had concluded and the Audit Committee had released a general summary of the investigation findings. On February 2, 2004, our former auditor resigned from its position and subsequently withdrew its audit reports for the periods ended December 31, 2002, 2001 and 2000, advising us that the financial statements and related audit reports should no longer be relied upon. The former auditor stated in a letter to us that it had determined that likely “illegal acts”, which had been the subject of the Audit Committee investigation, had come to its attention and that these illegal acts would have a material effect on our financial statements. Additionally, our former auditor indicated that information had come to its attention that caused it to conclude that our accounting for revenue recognition in connection with sales of equipment to Coca-Cola North America Fountain in the years ended December 31, 2001 and 2002 is “not correct” and had raised concerns that the accounting is not correct in each of the three quarters of fiscal year 2003. We have filed the letters from our former auditors which outline these assertions and have responded to them in an 8-K, filed with the Securities and Exchange Commission on February 10, 2004, and two subsequent amendments to that Form 8-K, filed with the Securities and Exchange Commission on February 24, 2004 and March 10, 2004.

On March 1, 2004, the Audit Committee engaged BDO Seidman as our new independent auditor to audit our financial information for 2003, as well as for prior periods for which the former auditor had withdrawn its audit reports, and to review financial information for prior quarterly periods. This process of audit and review was completed by BDO Seidman on June 16, 2004, which enabled us to file all past due and current periodic reports with the Securities and Exchange Commission on July 1, 2004 and to regain compliance with Section 1003(d) of the AMEX Company Guide. The reaudit did not result in any adjustment to our previously disclosed financial statements for the prior periods.

Prior to June 30, 2004, we were a party to the Seventh Amendment and Restated Credit Agreement that provided for term loans in the aggregate amount of $14.8 million, and a $25 million revolving loan amount, which we refer to as our former credit facility. Effective June 30, 2004, our former lenders agreed to amend our former credit facility because we were in default on certain of our credit agreement terms. The amendment to our former credit facility provided for, among other things, waivers for our past defaults and potential defaults and amended terms of the former credit agreement to accommodate events surrounding these past defaults.

On September 13, 2004, we entered into an agreement, which we refer to as the settlement agreement, with The Coca-Cola Company relating to the joint development of the iFountain line of dispensers.  Pursuant to the settlement agreement, The Coca-Cola Company paid us a total of $7.0 million in consideration of (i) our engineering, research and development and other costs incurred by us on the project,  (ii) our inventory related to the project that could not be used as intended and did not have feasible alternate uses, and (iii) certain covenants and releases relating to the project.  We had previously written-off $1.2 million of inventory associated with the project during the fourth quarter of 2003.  We recorded the $7.0 million payment as other income when we received the payment in the third quarter of 2004.

On December 17, 2004, we entered into a new credit facility, which we refer to as our new credit facility.  The new credit facility consists of a total of $15.0 million revolving loan amount, and allows us to borrow, repay, and reborrow, on a secured basis and from time to time until December 30, 2007, up to the $15.0 million total.

SCHEDULE II

Valuation and Qualifying Accounts

Amounts Reported in Thousands

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Account	Balance at End of Year

Allowance for doubtful accounts
December 31, 2004	$745	$37	$362	$420
December 31, 2003	$979	$258	$492	$745
December 31, 2002	$467	$622	$110	$979
Inventory reserve account
December 31, 2004	$3,627	$2,195	$3,755	$2,067
December 31, 2003	$3,752	$2,316	$2,441	$3,627
December 31, 2002	$1,478	$3,916	$1,642	$3,752