Form 10-K/A
period 2004-12-31
LANCER CORP /TX/
filed 2005-04-27
CIK 768162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

on

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of April 7, 2005 was 9,481,028.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We have filed this Amendment No.1 on Form 10-K/A to amend Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which we filed on March 18, 2005.  Because our proxy statement will not be filed by April 30, 2005, the 120th day after the end of our last fiscal year, parts of the definitive proxy statement will not be incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K as originally intended.  In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, we are including with this Amendment No. 1 on Form 10-K/A certain currently dated certifications.  Except as described above, the information contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information as of April 7, 2005 regarding the directors and executive officers of Lancer Corporation:

Name	Position
Harold R. Schmitz	Chairman of the Board and Director
Norborne P. Cole, Jr.	Director
Brian C. Flynn, Jr.	Director
James F. Gallivan, Jr.	Director
Olivia F. Kirtley	Director
Richard C. Osborne	Director
Alfred A. Schroeder	Director
George F. Schroeder	Director
Christopher D. Hughes	President & Chief Executive Officer
Mark L. Freitas	Chief Financial Officer
Stonewall J. Fisher	Vice-President Legal Affairs and Chief Legal Officer
Scott D. Adams	Secretary-Treasurer

Norborne P. Cole, Jr., 63, has served as a director of Lancer since 2001.  He has been a business consultant since 1998, and is currently Vice-Chairman of the Board of Silver Eagle Distributors, L.P., a Houston, Texas distributor of Anheuser-Busch and Grupo Modelo products.  From 1994 to 1998, Mr. Cole was Managing Director/CEO of Coca-Cola Amatil in Sydney, Australia.  From 1991 to 1994, Mr. Cole was President and CEO of Coca-Cola Bottling, SA in Paris, France.  From 1989 to 1990, he was Regional Manager of Coca-Cola Benelux + Denmark.  Mr. Cole held a number of positions with The Coca-Cola Company and Coca-Cola bottlers from 1966 to 1989.  Mr. Cole serves on the Board of Directors of Papa John’s International, Inc.

Brian C. Flynn, Jr., 43, has served as a director of Lancer since August 2004.  He has been a Managing Director of Columbia Equity Partners, a private equity and consulting firm in Seattle, Washington, since 1997.  From 1991 to 1997, Mr. Flynn was a Managing Director at Bachow & Associates, a Philadelphia, Pennsylvania private equity fund.  From 1987 to 1991, he was a strategy and turnaround consultant at Bain & Company.

James F. Gallivan, Jr., 48, has served as a director of Lancer since August 2004.  He is Managing Director of Investment Security Services LLLP, an investment management partnership that manages Bedrock Management, L.P. and related entities.  Mr. Gallivan has been managing Bedrock Management, L.P. or its predecessor since 1991.  Prior to 1991, Mr. Gallivan was involved with public and private market securities with the firms of Weber Hall Sale and Associates, and Rauscher Pierce Refsnes, Inc.

Olivia F. Kirtley, 54, has served as a director of Lancer since December 1999.  She is a Certified Public Accountant and business consultant.  She is a past Chairman of the American Institute of Certified Public Accountants. From 1979 until 2000, Ms. Kirtley held several management positions with Vermont American Corporation, a leading global manufacturer and marketer of power tool accessories, including Vice President of Finance and Chief Financial Officer, Treasurer and Director of Tax.  Ms. Kirtley serves on the Board of Directors of Alderwoods Group, Inc., ResCare, Inc. and Papa John’s International, Inc.

Richard C. Osborne, 61, has served as a director of Lancer since 2001.  He is currently a Managing Director with Madison Capital Partners, a private equity investment firm.  From 1989 to 1999, Mr. Osborne served as Chairman, Chief Executive Officer and President of Scotsman Industries, a manufacturer of beverage dispensing equipment, ice machines, display cases, walk-in coolers and refrigeration equipment.  He worked in a variety of positions with Scotsman from 1979 to 1989.  Prior to joining Scotsman, Mr. Osborne worked with The Pillsbury Company and General Motors.

Harold “Hank” R. Schmitz, 57, has served as a director and as Chairman of Lancer’s Board of Directors since August 2004.  He has been a private investor since 1999.  From 1991 to 1999, Mr. Schmitz was Chief Executive Officer of Victory Refrigeration, LLC, a manufacturer of commercial refrigeration for the foodservice industry.  From 1983 to 1991, he was Chief Executive Officer of Selmix-Alco, a manufacturer of beverage dispensing systems.  Prior to 1983, Mr. Schmitz held various positions with Pepsi Cola and The Coca-Cola Company.

Alfred A. Schroeder, 68, is a co-founder of Lancer and served as Chairman of the Board of Directors of Lancer from its inception in 1967 until March 2004. His primary responsibilities include conceptual engineering design and new product development.  He is the brother of George F. Schroeder, and is also a partner in Lancer Properties.  See “Item 13, Certain Relationships and Related Transactions” below.

George F. Schroeder, 65, is a co-founder of Lancer.  He served as its Chief Executive Officer from 1967 until February 2004, and has been a director since 1967.  His primary responsibilities involve managing Lancer’s joint venture investments.   He is the brother of Alfred A. Schroeder, and is also a partner in Lancer Properties.  See “Item 13, Certain Relationships and Related Transactions” below.

Christopher D. Hughes, 58, joined Lancer in 2000 as Chief Operating Officer. In 2002, he was named to the additional position of President, and in 2004, he was named Chief Executive Officer. Prior to joining Lancer, Mr. Hughes worked for 17 years with Enodis Corporation and its predecessor entity, Scotsman Industries. He served in a variety of senior management positions with Enodis, including Vice-President—Operations of Kysor Warren, President of Booth/Crystal Tips, President of Halsey Taylor, and Vice-President—Operations of Scotsman Ice Systems. Prior to his association with Enodis, Mr. Hughes served as Vice-President—General Manager of Morrison-Knudsen’s Central and Western Transit Operations, and as Vice President—Operations of Mooney Aircraft Corporation in Kerrville, Texas.

Mark L. Freitas, 44, joined Lancer in 1998, was named Corporate Controller in 1999, and became Chief Financial Officer in 2003. From 1995 to 1998, Mr. Freitas worked with Bausch & Lomb, Inc., as a Senior Corporate Auditor and Cost Manager.  Mr. Freitas is a Certified Public Accountant.

Stonewall J. Fisher, 62, joined Lancer in 1999 as Vice-President, Legal Affairs and Chief Legal Officer.  Prior to joining Lancer, Mr. Fisher was the Managing Partner of the San Antonio, Texas law firm of Lang, Ladon, Green, Coghlan & Fisher for 24 years. Mr. Fisher is a member of the State Bar of Texas and is also a Certified Public Accountant.

Scott D. Adams, 43, joined Lancer in 1996 as Assistant Treasurer, and was named Secretary-Treasurer in 1998.  From 1987 to 1996, Mr. Adams worked in various commercial banking positions, most recently for Wells Fargo Bank and its predecessor First Interstate Bank.

The Board of Directors

Our business is managed under the direction of the Board of Directors.  The Board meets on a periodic basis to review significant developments affecting us and to act on matters requiring Board approval.  The Board met thirteen times during the 2004 fiscal year.  The Board has determined that the following six directors are independent as defined in the listing standards of the American Stock Exchange:  Norborne P. Cole, Jr., Brian C. Flynn, Jr., James F. Gallivan, Jr., Olivia F. Kirtley, Richard C. Osborne, and Harold R. Schmitz.  Our directors are elected annually.  Each member of the Board participated in at least 75% of all Board and applicable Committee meetings during their tenure in 2004.  The Board annually elects the executive officers, who serve at the discretion of the Board.

Committees of the Board of Directors

The members of the Board of Directors as of April 7, 2005, and the committees on which they currently serve, are identified below.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Shareholder Value Improvement Committee

Norborne P. Cole, Jr.			*
Brian C. Flynn, Jr.	*		*	**
James F. Gallivan, Jr.	*	*	**
Olivia F. Kirtley	**
Richard C. Osborne		*
Harold “Hank” R. Schmitz		**		*
Alfred A. Schroeder				*
George F. Schroeder				*

* Member

** Chair

During 2004, our Board maintained an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, and formed a Shareholder Value Improvement Committee at the annual Board of Directors meeting held on August 24, 2004.

The Audit Committee. The Audit Committee is responsible for reviewing Lancer’s accounting practices and audit procedures. The duties and functions of the Audit Committee are generally described below under the heading “Report of the Audit Committee” and are specifically set forth in the Audit Committee written charter, which is available on our website at www.lancercorp.com/governance/acc.htm.  The Audit Committee met 12 times in 2004.

The Board has determined that each member of the Audit Committee is independent as defined in the listing standards of the American Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Board has also determined that Olivia F. Kirtley qualifies as a “financial expert” as defined in Item 401(h) of Regulation S-K of the Exchange Act.

The Compensation Committee. The Compensation Committee is responsible for determining compensation arrangements for all officers, administering our incentive compensation plans, and making recommendations to the Board concerning compensation for our directors.  The basis on which the Compensation Committee determines executive compensation is more specifically described below under the heading “Report of the Compensation Committee on Executive Compensation.”  All three members of the Compensation Committee are independent as defined in the listing standards of the American Stock Exchange.  The Compensation Committee has adopted a charter, which is available on our website at http://www.lancercorp.com/governance/compensation.htm.  The Compensation Committee met three times in 2004.

Nominating and Corporate Governance Committee. The Nominating and Governance Committee is responsible for developing and reviewing background information for candidates for the Board of Directors, including those recommended by our shareholders, making recommendations to the Board regarding director candidates and committee memberships, and developing and recommending effective corporate governance policies and procedures, including reviewing and recommending amendments to our code of Ethics and Business Conduct and ensuring compliance thereto.  All three members of the Nominating and Corporate Governance Committee are independent as defined in the listing standards of the American Stock Exchange. The Nominating and Corporate Governance Committee maintains a written charter, which is available on our website at http://www.lancercorp.com/governance/nacgc.htm.  The Committee met three times during 2004.

The Nominating and Corporate Governance Committee develops criteria for open Board positions by taking into consideration certain criteria that it deems appropriate, including among other things, the composition of the Board and the experience, skills, educational and professional background and particular expertise, such as finance, marketing or industry expertise that would best complement the current composition, the balance of management directors and independent directors, a high level of integrity and a record of accomplishment. In addition to applying these criteria, the Committee must consider whether a candidate is needed who is a “financial expert”, as defined in Item 401(h) of Regulation S-K of the Exchange Act, for service on the Audit Committee, and whether a candidate meets the independence requirements for the Board or for service on the Audit Committee, as such terms are defined under the listing standards of the American Stock Exchange or federal securities laws. Further, the Committee must consider whether candidates have time available to devote to Board activities and whether they will be able to work well with the Chairman of the Board and other members of the Board. Applying these criteria, the Committee considers specific candidates for Board membership, including candidates whose names are submitted to us by one of our shareholders.

Once the Committee has identified a prospective nominee—whether the prospective nominee is recommended by a shareholder or otherwise—it makes an initial determination as to whether to conduct a full evaluation, taking into account the information provided to the Committee with the recommendation of the candidate as well as the Committee’s own knowledge, supplemented as appropriate by inquiries to third parties. The preliminary determination is based primarily on the need for additional Board members and the likelihood that the prospective nominee can satisfy the criteria that the Committee has established. If the Committee determines, in consultation with the Chairman of the Board and other Directors as appropriate, that additional consideration is warranted, it may request the third-party search firm to gather additional information about the prospective nominee’s background and experience and to report its findings to the Committee. The Committee then evaluates the prospective nominee against the specific criteria that it has established for the position. If the Committee decides, on the basis of its preliminary review, to proceed with further consideration, members of the Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation and interview, the Committee makes a recommendation to the full Board, which makes the final determination whether to nominate or appoint the new Director after considering the Committee’s report.

Shareholders who wish to recommend a director nominee should make the request in writing and send the recommendation, along with background information, such as a personal biography of the proposed nominee, a description of the background or experience that qualifies such person for consideration, and a statement that such person has agreed to serve if nominated and elected, to the Chairman of the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Lancer Corporation, 6655 Lancer Blvd., San Antonio, Texas 78219. Shareholders who themselves wish to nominate a person for election to the Board, as contrasted with recommending a potential nominee to the Board for its consideration, are required to comply with the requirements detailed under the heading “Shareholder Proposals” below.

The Shareholder Value Improvement Committee.  The Shareholder Value Improvement Committee was formed by the Board of Directors at the annual meeting of the Board on August 24, 2004.  The purpose of the Shareholder Value Improvement Committee is to identify, evaluate, and recommend financial, operational, management and strategic options for consideration by the Board.  The Committee met ten times during 2004.

Shareholder Communications with the Board

Shareholders may send correspondence to the Board as a group, or to an individual director, at the following address:

Board of Directors

Attn: Corporate Secretary

Lancer Corporation

6655 Lancer Blvd.

San Antonio, Texas 78219

Shareholders should clearly specify the name of the individual director or group of directors to whom their communication is addressed.  Shareholder communications sent by mail will be promptly forwarded by our corporate Secretary to the specified director addressee, or to the Board Chair if such communication is addressed to the full Board. Shareholders wishing to submit proposals for inclusion in the proxy statement relating to the 2006 annual meeting of shareholders should follow the procedures specified under the heading “Shareholder Proposals” below.

The Board of Directors currently does not have a formal policy with regard to director attendance at our annual shareholder meetings.  The annual meeting of the Board of Directors, however, is typically scheduled on the same date as the annual meeting of shareholders in order to accommodate director attendance at both meetings.  Norborne P. Cole, Jr., Brian C. Flynn, Jr., James F. Gallivan, Jr., Olivia F. Kirtley, Richard C. Osborne, Harold R. Schmitz, George F. Schroeder, and Alfred A. Schroeder attended our 2004 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of the our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange.  Based solely on reports and other information submitted by executive officers and directors, we believe that during the year ended December 31, 2004 each of our executive officers, directors and persons who own more than ten percent of our common stock filed all reports required by Section 16(a), except for one late filing on Form 4 by Harold R. Schmitz, one of our directors, relating to the purchase of 110 shares of our common stock.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to all of our employees, including our chief executive officer, chief financial officer, and controller, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission.  Our code is publicly available on our internet website at www.lancercorp.com/governance/coe.htm. If we make any amendments to our code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officer, chief financial officer, or controller and relates to an element of the Commission’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Commission.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the four other most highly paid executive officers (which we refer to in this proxy statement as the “named executive officers”) for services rendered in all capacities for the years ended December 31, 2004, 2003 and 2002.

		Annual Compensation			Long Term Compensation Awards
Name/Title	Year	Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options	All Other Compensation (2)
		($)	($)	($)	(#)	($)

Christopher D. Hughes (3)	2004	252,205	156,351	6,500	50,000	—
President and Chief Execcutive	2003	214,989	—	8,535	—	—
Officer	2002	208,644	98,101	5,500	15,000	46,717

Alfred A. Schroeder (4)	2004	259,610	160,942	6,500	25,000	90,856
Former Chairman of the Board	2003	249,995	—	8,535	—	98,230
	2002	249,995	116,787	6,672	—	162,228

George F. Schroeder (5)	2004	259,610	160,942	3,894	25,000	68,507
Former Chief Executive Officer	2003	249,995	—	8,037	—	43,026
	2002	249,995	116,787	4,952	—	177,622

Mark L. Freitas (6)	2004	155,758	92,766	3,934	10,000	—
Chief Financial Officer	2003	142,566	10,000	5,466	—	—
	2002	112,774	46,455	4,155	—	—

Stonewall J. Fisher	2004	129,794	45,980	3,029	—	—
Vice-President Legal Affairs and	2003	124,987	—	4,402	—	—
Chief Legal Officer	2002	111,058	37,058	4,096	—	—

(1)               These amounts reflect contributions by Lancer to its profit sharing plan and 401K plan for the benefit of the named executive officers for the years indicated.

(2)               These amounts include premiums paid for the benefit of the named executive officers for life insurance policies that commenced in 1994, amounts reimbursed for the payment of tax on the insurance-related compensation, relocation expenses, and other taxable fringe benefits.  Insurance premiums paid in 2004 were $58,000 for the benefit of Alfred A. Schroeder and $44,000 for the benefit of George F. Schroeder.  Tax reimbursement in 2004 was $33,000 for Alfred A. Schroeder and $25,000 for George F. Schroeder.

(3)               Christopher D. Hughes was appointed Chief Executive Officer in the first quarter of 2004.

(4)               Alfred A. Schroeder served as Chairman of the Board until March of 2004.

(5)               George F. Schroeder served as Chief Executive Officer until February of 2004.

(6)               Mark L. Freitas was appointed Chief Financial Officer in March of 2003.

Management Severance Agreeements

Effective September 15, 2004, we entered into agreements with Christopher D. Hughes, Chief Executive Officer and Mark L. Freitas, Chief Financial Officer, in relation to compensatory payments to be made upon termination of the executive’s employment. The agreements provide that we pay the executive severance payments in the event that the executive is terminated without cause or if the executive terminates his employment with us for good reason. “Cause” means; (A)

conviction for, or guilty plea to, a felony or a crime involving moral turpitude, which shall include independently verified substance abuse involving drugs or alcohol as specified in the our Drug and Alcohol Policy; or (B) action or inaction, which in the reasonable judgment of a majority of the Board, constitutes willful dishonesty, larceny, fraud or gross negligence by the executive in the performance of his duties, or willful misrepresentation to our shareholders, directors or officers; or (C) willful failure, after 10 business days notice, to materially follow our written policies. “Good Cause” means; (A) notice in writing is given to the executive of his relocation, without his consent, to a place of business outside the San Antonio, Texas area, or (B) a substantial diminution of the executive’s base salary compensation from the amount in effect on the date hereof. The severance payments are equal to the effective annual salary of the executive for a period of eighteen (18) months for Mr. Hughes and one year for Mr. Freitas. The severance payments are conditioned upon the executive executing a release of claims against us. The agreements terminate at the earlier of (A) September 15, 2009 or (B) three years after a change of control occurs (as such term is defined in the severance agreements).

Compensation of Directors

Directors who are also our employees receive no compensation for serving as a director.  Prior to our 2004 annual meeting of the Board of Directors, directors who were not our employees received a fee of $6,000 per year, plus $1,500 per Board meeting, and $750 per committee meeting.  The Chair of the Audit Committee received an additional annual fee of $5,000, and the Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee received an additional annual fee of $3,000.  On November 23, 2004, we announced that the Board had changed its policy of compensating non-employee Board members and, effective as of November 4, 2004, compensation for non-employee Board members is payable entirely in the form of discretionary stock options.  On November 8, 2004, under the new policy, each non-employee director received a stock option for 10,000 shares of our common stock.  The Chair of the Audit Committee received an additional option grant for 5,000 shares, and the Chair of the Shareholder Value Improvement Committee received an additional option grant for 30,000 shares.

Compensation Committee Interlocks and Insider Participation

Ms. Jean M. Braley, a partner in Lancer Properties, was a member of our Compensation Committee until August 24, 2004 at which time Ms. Braley declined to stand for reelection as a Board member.  Lancer Properties is a Texas general partnership that owns the land and building at 235 West Turbo in San Antonio, Texas where a portion of our operations was located prior to July 31, 2004.  Lancer leased the premises on a month-to-month basis for $7,400 per month. We paid all maintenance expenses, property taxes, assessments and insurance premiums on these facilities.  See “Item 13, Certain Relationships and Related Transactions” below for more information on the lease of this property.

Option Grants During the 2004 Fiscal Year

The following table discloses information on our common stock options granted during the 2004 fiscal year to the named executive officers.

					Option Value
					Potential Realizable Value
					at Assumed Annual Rates of
					Stock Price Appreciation
	Individual Grants				for Option Term
	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise
	Options	Employees	Price	Expiration	5%	10%
Name/Title	Granted (1)	in Fiscal Yr	($/Sh)	Date	(2)	(2)
Christopher D. Hughes	50,000	31.3%	$11.40	11/7/2014	$358,500	$908,500
President and Chief
Executive Officer

Alfred A. Schroeder	25,000	15.6%	$12.54	11/7/2014	$150,750	$425,750
Former Chairman of the
Board

George F. Schroeder	25,000	15.6%	$12.54	11/7/2014	$150,750	$425,750
Former Chief Executive
Officer

Mark L. Freitas	10,000	6.3%	$11.40	11/7/2014	$71,700	$181,700
Chief Financial Officer

(1)          The option grants listed in the table above are 20% vested as of April 7, 2005.  The options are not transferable, other than by will or the laws of decent and distribution or pursuant to a qualified domestic relations order.

(2)          The information in these columns illustrates the value that might be realized upon exercise of the options granted during fiscal year 2004 assuming the specified compound rates of appreciation of our common stock over the term of the options.  The potential realizable value columns of the foregoing table do not take into account certain provisions of the options providing for termination of the option following termination of employment or nontransferability.

Options Exercised During the 2004 Fiscal Year and Fiscal Year End Option Values

The following table discloses information concerning options exercised during the fiscal year ended December 31, 2004, and the number and value of the options held at the end of fiscal year 2004 for the named executive officers, based upon the $16.75 per share closing price of our common stock on December 31, 2004.

Name/Title	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised In-the Money Options at FY-End Exercisable/Unexercisable

Christopher D. Hughes	0	0	44,000/46,000	$448,950/$281,800
President and Chief
Executive Officer

Alfred A. Schroeder	0	0	15,000/22,500	$127,950/$110,925
Chairman of the Board

George F. Schroeder	0	0	15,000/22,500	$127,950/$110,925
Chief Executive Officer

Mark L. Freitas	0	0	16,000/8,000	$143,709/$42,800
Chief Financial Officer

Stonewall J. Fisher	10,000	$72,275	5,000/0	$40,313/$0
Vice-President Legal Affairs and
Chief Legal Officer

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 7, 2005, regarding the beneficial ownership of common stock of Lancer by each person known by Lancer to own 5% or more of the outstanding shares of each class of Lancer’s common stock, each director of Lancer, each of the named executive officers of the Company named in the Summary Compensation Table set forth in this proxy, and the directors and executive officers of Lancer as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted.

Name of Beneficial Owner and Number of Persons in Group (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Alfred A. Schroeder (2)	1,231,626	13.0
George F. Schroeder (3)	1,346,133	14.2
Norborne P. Cole, Jr. (4)	11,270	*
Brian C. Flynn, Jr.	58,300	*
James F. Gallivan, Jr. (5)	570,780	6.0
Olivia F. Kirtley (4)(6)	254,970	2.7
Richard C. Osborne (4)	16,270	*
Harold R. Schmitz	332,000	3.5
Mark L. Freitas (7)	18,017	*
Christopher D. Hughes (8)	55,265	*
Stonewall J. Fisher	25,749	*
Bedrock Capital, L.P. (9)	560,000	5.9
James C. Smith (10)	757,500	8.0
All directors and executive officers as a group (twelve persons) (11)	3,934,380	41.0

*Less than 1%

(1)          Unless otherwise noted, the address for each beneficial owner is 6655 Lancer Blvd., San Antonio, Texas 78219.

(2)          Includes 17,500 shares purchasable pursuant to options that are exercisable within the next 60 days, and 22,438 shares owned through Lancer’s 401K plan.

(3)          Includes 447,525 shares held by trusts for the children of Mr. George F. Schroeder, of which Mr. George F. Schroeder is the trustee, 17,500 shares purchasable pursuant to options which are exercisable within the next 60 days, and 4,449 shares owned through Lancer’s 401K plan.

(4)          Includes 6,270 shares purchasable pursuant to options that are exercisable within the next 60 days.

(5)          Mr. Gallivan beneficially owns 570,780 shares of common stock, including the 560,000 shares held by Bedrock Capital, L.P.  The shares held by Bedrock Capital, L.P. are also included in the above table as being beneficially owned by Bedrock Capital, L.P. itself and James L. Smith.  Mr. Gallivan’s address is P.O. Box 1320, St. Thomas, U.S. Virgin Islands 00804.

(6)          Includes 174,200 shares jointly owned with Ms. Kirtley’s husband and 69,500 shares owned by Ms. Kirtley’s husband.  Also includes 5,000 shares owned by Ms. Kirtley’s children, in which Ms. Kirtley has disclaimed any beneficial ownership

(7)          Includes 2,017 shares owned through Lancer’s 401K plan, and 16,000 shares purchasable pursuant to options which are exercisable within the next 60 days.

(8)          Includes 1,565 shares owned through Lancer’s 401K plan, and 44,000 shares purchasable pursuant to options which are exercisable within the next 60 days.

(9)          Based on information contained in a Schedule 13D filed with the SEC on May 7, 2004, Bedrock Capital, L.P. beneficially owns 560,000 shares of Lancer common stock, and Bedrock Management, L.P. the general partner of Bedrock Capital, L.P. and Bedrock G.P., L.L.C., the general partner of Bedrock Management, L.P. may also be deemed to beneficially own these 560,000 shares.  In addition, the 560,000 shares held by Bedrock Capital, L.P. are also included in the above table as being beneficially owned by James F. Gallivan, Jr. and James L. Smith.  Bedrock Capital, L.P.’s mailing address P.O Box 1320, St. Thomas, U.S. Virgin Islands 00804.

(10)    Based on information contained in a Schedule 13D filed with the SEC on May 7, 2004, Mr. Smith beneficially owns 757,500 shares of common stock, including the 560,000 shares held by Bedrock Capital, L.P. and 197,500 shares held by T2, Ltd.  The shares held by Bedrock Capital, L.P. are also included in the above table as being beneficially owned by

Bedrock Capital, L.P. itself and James F. Gallivan, Jr.  Mr. Smith’s address is P.O. Box 1320, St. Thomas, U.S. Virgin Islands 00804.

(11)    Includes 124,310 shares purchasable pursuant to options that are exercisable within the next 60 days.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to July 31, 2004, we rented a building, in which portions of our manufacturing facilities were located, under an operating lease from Lancer Properties, a partnership controlled by Alfred A. Schroeder, one of our founders, a director and significant shareholder, George F. Schroeder one of our founders, a director and significant shareholder, and Jean M. Braley, a former director.  The month-to-month agreement provided for monthly rental payments of $7,400 and the payment of real estate taxes, insurance and maintenance expenses. In July 2004, we vacated the property and have no further rental obligations relating to the property. Historic rental payments made under the lease were $52 thousand, $89 thousand and $89 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.  Alfred A. Schroeder, George F. Schroeder and Jean M. Braley own 13.33%, 13.33% and 15% of Lancer Properties respectively.  In addition, the William V. Braley Estate Trust, for which Mrs. Braley serves as sole trustee, also holds a 15% interest in the partnership. Mrs. Braley declined to stand for reelection as a Board member at the August 24, 2004 annual meeting of shareholders.

Lance Schroeder, son of Alfred A. Schroeder, one of our founders and a director, earned $144 thousand in total compensation for his services in 2004 as our Vice President of Corporate Development and Vice President Coca-Cola Account.

On January 28, 2005, we completed the sale of 546.65 acres of land and improvements, located in Bee and Karnes Counties, Texas, to Schroeder Land and Cattle Company, Incorporated (SLCC). The purchase price of $0.7 million approximates the average of two independent third party appraisals on the property. SLCC is owned by the children of Alfred A. Schroeder and George F. Schroeder. Both Alfred A. Schroeder and George F. Schroeder are our employees, directors, and significant shareholders.  Lance M. Schroeder, son of Alfred A. Schroeder, is our Vice President of Corporate Development and Vice President Coca-Cola Account and holds a 25% interest in SLCC. We had used the property, commonly known as the Monteola Ranch, for entertaining customers and other business associates.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2003 and December 31, 2002, fees for services provided by BDO Seidman LLP and KPMG, LLP were as follows:

	December 31,
	2004	2003

Audit Fees
BDO Seidman LLP for 2003 and prior years (1)	$344,400	$1,254,604
KPMG, LLP	—	$81,470

Total	$344,400	$1,336,074

Audit Related Fees	—	—

Tax Fees
KPMG, LLP	—	$11,598
BDO Seidman LLP	$12,750

All Other Fees
KPMG, LLP (2)	—	$134,489

Total Fees for Services	$357,150	$1,482,161

(1)    The aggregate fees for the audit of our consolidated financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the reviews of the quarterly consolidated financial statements for 2002 and 2003 were $1.3 million.  The estimated aggregate fee pertaining to the 2003 audits and review is approximately $0.3 million.

We engaged our current Principal Accountant, BDO Seidman LLP, on March 1, 2004.  BDO Seidman LLP replaced our former auditors KPMG, LLP, which resigned on February 2, 2004 and withdrew its audit report for the three years ended December 31, 2002 and advised us that the financial statements and related audit report should no longer be relied upon.

(2)    Other fees include amounts paid to KPMG, LLP for additional work performed during the Audit Committee investigation, which concluded in January 2004.

Lancer’s Audit Committee has policies and procedures pursuant to its Charter that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, Lancer’s independent accounting firms.  Any member of the Committee may approve additional non-audit services proposed by management that arise between Committee meetings provided that the Committee member’s decision to pre-approve the service is presented at the next scheduled Committee meeting.  All of the services provided in 2004 as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCER CORPORATION

by:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes		April 22, 2005
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER D. HUGHES	President and Chief Executive Officer	April 22, 2005
Christopher D. Hughes	(principal executive officer)	Date

/s/ MARK L. FREITAS	Chief Financial Officer	April 22, 2005
Mark L. Freitas	(principal financial officer, principal accounting officer)	Date

/s/ HAROLD R. SCHMITZ	Chairman of the Board	April 22, 2005
Harold R. Schmitz		Date

/s/ NORBORNE P. COLE, JR.	Director	April 22, 2005
Norborne P. Cole, Jr.		Date

/s/ JAMES F. GALLIVAN, JR.	Director	April 22, 2005
James F. Gallivan, Jr.		Date

/s/ BRIAN C. FLYNN, JR.	Director	April 22, 2005
Brian C. Flynn, Jr.		Date

/s/ OLIVIA F. KIRTLEY	Director	April 22, 2005
Olivia F. Kirtley		Date

/s/ RICHARD C. OSBORNE	Director	April 22, 2005
Richard C. Osborne		Date

/s/ ALFRED A. SCHROEDER	Director	April 22, 2005
Alfred A. Schroeder		Date

/s/ GEORGE F. SCHROEDER	Director	April 22, 2005
George F. Schroeder		Date

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  This certification is furnished to, but not filed with, the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.