Form 10-Q
period 2005-03-31
LANCER CORP /TX/
filed 2005-05-11
CIK 768162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-13875

LANCER CORPORATION

(Exact name of registrant as specified in its charter)

Texas	74-1591073
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6655 LANCER BLVD.

SAN ANTONIO, TEXAS

 (Address of principal executive offices)

(210) 310-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding as of April 29, 2005 was 9,486,028.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)

Current assets:
Cash	$5,136	$5,196
Receivables:
Trade accounts and notes	17,135	16,733
Other	699	801
	17,834	17,534
Less allowance for doubtful accounts	(282)	(420)

Net receivables	17,552	17,114

Inventories, net	26,008	24,495
Prepaid expenses	1,060	406
Deferred tax asset	814	824

Total current assets	50,570	48,035

Net property, plant and equipment	29,046	29,999
Investment in joint ventures	2,487	2,388
Goodwill	1,879	1,879
Intangibles and other assets, at cost, less accumulated amortization	3,419	3,186

	$87,401	$85,487

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	(Unaudited)

Current liabilities:
Accounts payable	$7,532	$7,555
Current maturities of long-term debt	1,348	1,345
Deferred licensing and maintenance fees	388	451
Accrued expenses and other liabilities	6,562	8,029
Income taxes payable	1,499	286
Total current liabilities	17,329	17,666

Deferred tax liability	3,197	3,401
Long-term debt, excluding current maturities	93	132
Deferred licensing and maintenance fees	1,300	1,273

Total liabilities	21,919	22,472

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value
5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value:
50,000,000 shares authorized; 9,550,254 issued and 9,486,028 outstanding in 2005, and 9,522,054 issued and 9,457,828 outstanding in 2004	95	95

Additional paid-in capital	13,356	13,208

Accumulated other comprehensive income	280	523

Deferred compensation	(8)	(18)

Retained earnings	52,119	49,567

Less common stock in treasury, at cost; 64,227 shares in 2005 and 2004	(360)	(360)

Total shareholders’ equity	65,482	63,015

	$87,401	$85,487

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended
	March 31,	March 31,
	2005	2004

Net sales	$31,623	$29,507
Cost of sales	21,443	20,906
Gross profit	10,180	8,601

Selling, general and administrative expenses	6,947	7,512
Other operating income	(257)	(327)
Operating income	3,490	1,416

Other income (expense):
Interest expense	(29)	(109)
Income from joint ventures	254	153
Other income, net	225	26
	450	70
Income before income taxes	3,940	1,486

Income tax expense (benefit):
Current	1,589	604
Deferred	(203)	(63)
	1,386	541

Net income	$2,554	$945

Common Shares Outstanding:
Basic	9,463,281	9,367,431
Diluted	9,662,410	9,471,713

Earnings Per Share:
Basic earnings	$0.27	$0.10
Diluted earnings	$0.26	$0.10

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flow from operating activities:
Net income	$2,554	$945
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	933	1,192
Deferred licensing and maintenance fees	(37)	(201)
Inventory and receivable reserves	(372)	(144)
Deferred income taxes	(200)	(61)
Loss (gain) on sale and disposal of assets	(257)	(327)
(Income) loss from joint ventures	(254)	(153)
Stock-based compensation expense	10	25
Changes in assets and liabilities:
Receivables	(377)	(2,082)
Prepaid expenses	(656)	(840)
Inventories	(1,392)	1,863
Other assets	169	(12)
Accounts payable	(268)	722
Accrued expenses	(1,303)	(55)
Income taxes payable	1,201	554
Net cash provided by (used in) operating activities	(249)	1,426
Cash flow from investing activities:
Proceeds from sale of assets	725	359
Acquisition of property, plant and equipment	(716)	(526)
Proceeds from sale of long-term investments	—	(49)
Investment in joint ventures	(496)	—
Distributions from joint ventures	650	—
Net cash provided by (used in) investing activities	163	(216)
Cash flow from financing activities:
Borrowings under line of credit	—	3,300
Repayments under line of credit	—	(2,300)
Retirement of long-term debt	(36)	(384)
Net proceeds from exercise of stock options	149	30
Net cash provided by financing activities	113	646
Effect of exchange rate changes on cash	(87)	(140)
Net increase (decrease) in cash	(60)	1,716
Cash at beginning of period	5,196	1,129
Cash at end of period	$5,136	$2,845

Supplemental cash flow informaton:
Cash paid for interest	$45	$104
Cash paid (refunded) for income taxes	—	—

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation.

We design, engineer, manufacture and market fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the food service and beverage industry.  We also market frozen beverage dispensers manufactured by Lancer FBD Partnership, Ltd., a partnership in which we own a 50% partnership interest.  Our products are sold by our personnel and through independent distributors and agents principally to major soft drink companies (primarily The Coca-Cola Company), bottlers, equipment distributors, beer breweries, restaurants and convenience stores for use in various food and beverage operations.  We are a vertically integrated manufacturer with tooling, production, assembly and testing capabilities that enable us to fabricate a substantial portion of the components used in our products.  In addition, we are an innovator of new products in the beverage dispensing industry.  We have a large technical staff supported by state-of-the-art engineering facilities to develop new products and to enhance our existing product lines in response to changing industry requirements and specific customer demands.

Our accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Our significant accounting policies were disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and no material changes have occurred with respect to these policies.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year’s presentation. We have revised our previously reported results of operations for the three months ended March 31, 2004 to reclassify one item from non-operating to operating expense.  This item consists of a $327,000 gain on the sale and disposal of assets.  Previously, this item was presented as non-operating expenses in “Other Income (Expense)”.  As noted in the following reconciliation, the reclassification increased the amount of our previously reported operating income for the three months ended March 31, 2004, but did not affect our previously reported net earnings, earnings per share, financial position, or cash flows.

March 31
(Amounts in 000s)	2004
Operating income as previously reported	$1,089
Gain on sale and disposal of assets	327
Operating income after reclassifications	$1,416

2.              New Accounting Pronouncements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We currently recognize as period costs any abnormal amounts of idle facility expense, freight, handling costs and wasted materials, and allocate fixed production overhead to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of this pronouncement will have a significant impact on our results of operations or financial position. We will adopt this pronouncement beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R) — Share-Based Payment, which replaces SFAS No. 123 — Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 — Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 — Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. We are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

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

3.   Supplemental Balance Sheet and Income Statement Information.

Balance Sheet Information:

Inventory:  We state inventories at the lower of cost (on a first-in, first-out basis for finished goods and work in process, and an average cost basis for raw materials and supplies) or market.  Our inventory components consist of the following items (amounts in thousands):

	March 31,	December 31,
	2005	2004
Finished goods	$11,620	$11,143
Work in process	5,891	5,593
Raw material and supplies	8,497	7,759
	$26,008	$24,495

Property, Plant and Equipment:  Our net property, plant and equipment consist of the following items (amounts in thousands):

	March 31,	December 31,
	2005	2004

Land	$1,082	$1,082
Buildings	22,070	22,056
Machinery and equipment	19,255	19,633
Tools and dies	10,794	10,775
Leaseholds, office equipment and vehicles	8,820	8,542
Assets in progress	1,469	1,365
Assets available for sale	—	780
	63,490	64,233
Less accumulated depreciation	(34,444)	(34,234)
Net property, plant and equipment	$29,046	$29,999

Intangibles and Other Assets:  Our net intangibles and other assets consist of the following items (amounts in thousands):

	March 31,	December 31,
	2005	2004

Patents	$4,130	$3,848
Accumulated amortization of patents	(819)	(774)
Net intangibles	3,311	3,074
Deposits	108	112
Net intangibles and other assets	$3,419	$3,186

Accrued Expenses:  Our accrued expenses consist of the following items (amounts in thousands):

	March 31,	December 31,
	2005	2004

Payroll and related expenses	$3,034	$4,159
Commissions	611	328
Health and workers’ compensation	267	303
Property taxes	291	226
Interest	164	189
Warranty	1,207	1,257
Other taxes	325	505
Other accrued expenses	663	1,062
	$6,562	$8,029

Income Statement Information.

Other Operating Income:  Our other operating income consists of the following items (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004

(Gain) loss on sale and disposal of assets	$(257)	$(327)
	$(257)	$(327)

Other Income (Expense):  Our other income (expenses) consist of the following items (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004

Interest income	$28	$—
Bank charges	(38)	(40)
Royalties income - net	42	52
Exchange gains	35	21
Gain from sale of non operating asset	72	—
Extinguishment of guarantee of joint venture debt	33	—
Miscellaneous	53	(7)
Total	$225	$26

4.   Earnings Per Share.

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period.  The dilutive effect of stock options approximated 184,401 and 104,282 shares for the three months ended March 31, 2005 and 2004, respectively.

5.   Stock Compensation Plans.

We utilize the intrinsic value method, as permitted under provisions of APB Opinion No. 25 and related interpretations, in measuring stock-based compensation for employees.  If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):

	Three Months Ended
	March 31,		March 31,
	2005		2004
Net earnings - as reported	$2,554		$945
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	7		17
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(242)		(30)
Net earnings - pro forma	$2,319		$932
Net earnings per basic share-as reported	$0.27		$0.10
Net earnings per basic share-pro forma	$0.25		$0.10

Net earnings per diluted share-as reported	$0.26		$0.10
Net earnings per diluted share-pro forma	$0.24		$0.10

Weighted-average fair value of options, granted during the period	$—	(1)	$—	(1)

The fair value of each option granted in the three months ended March 31, 2005 and 2004, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,		March 31,
	2005		2004

Expected life (years)	—	(1)	—	(1)
Interest rate	—	(1)	—	(1)
Volatility	—	(1)	—	(1)
Dividend yield	None		None

(1)                 No options were granted during the three months ended March 31, 2005 and 2004, respectively.

6.   Other Comprehensive Income.

The line item, “Accumulated other comprehensive income” on the accompanying consolidated balance sheets includes foreign currency gains and unrealized gain (loss) on investment.

The following are the components of comprehensive income (amounts in thousands):

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
Balance at December 31, 2003	$—	$6	$6
Current period change	523	(6)	517
Balance at December 31, 2004	$523	$—	$523
Current period change	(243)		(243)
Balance at March 31, 2005	$280	$—	$280

Disclosure of related tax effects allocated to each component of Accumulated Other Comprehensive Income

	Before-tax amount	Tax (expense) benefit	Net of tax amount
2004
Cumulative translation adjustments	$523	$—	$523
Reclassifiaction adjustment for realized loss	(6)	—	(6)
Total Other Comprehensive income	$517	$—	$517

2005
Cumulative translation adjustments	$280	$—	$280
Total Other Comprehensive income	$280	$—	$280

7. Investment in Joint Ventures

At March 31, 2005 our long-term investments consisted of the following:

	March 31,	December 31,
	2005	2004

Investment in Lancer FBD Partnership Ltd.	$1,762	$2,046
Investment in Moo Technologies, LLC	725	342
Total long-term investments	$2,487	$2,388

Our 50% share of net earnings from both joint ventures, after elimination of profit in ending inventory, is included in other income.

We own 50% of Lancer FBD Partnership, Ltd., a manufacturer of frozen beverage equipment.  Lancer FBD pays us a commission on sales of Lancer FBD products that we generate through our sales force.  Lancer FBD paid us sales commissions of $0.1 million for each of the three-month periods ended March 31, 2005 and 2004.  Our portion of Lancer FBD’s income was $0.4 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.  Lancer FBD’s purchases from us were $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.  Lancer FBD had a balance due to us of $0.3 million on March 31, 2005, and $0.2 million on December 31, 2004.

We own 50% of Moo Technologies, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products. Our portion of Moo Technology’s loss was $0.1 million for each of the three months ended March 31, 2005, and 2004.  We have invested $1.3 million in Moo Technologies, LLC since its inception, including $0.5 million during the first quarter of 2005, bringing our investment net of losses in the company to $0.7 million as of March 31, 2005.  We expect Moo Technologies to be unprofitable through at least 2005, and we expect to continue to fund Moo Technologies in a manner consistent with what we have done in the past.

8.   Segment and Geographic Information.

We are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  We manage our operations geographically.  Sales are attributed to a region based on the ordering location of the customer.

	North	Latin	Asia/
(amounts in thousands)	America	America	Pacific	Europe	Corporate	Total
Three months ended March 31, 2005
Total revenues	$20,395	$1,819	$5,711	$3,698	$—	$31,623
Depreciation and amortization	756	61	106	10	—	933
Operating income (loss)	5,714	438	117	579	(3,358)	3,490
Long-lived assets	26,118	3,474	1,860	188	—	31,640
Goodwill (net)	—	—	1,879	—	—	1,879
Capital expenditures	505	—	159	52	—	716

Three months ended March 31, 2004
Total revenues	$18,336	$1,094	$6,620	$3,457	$—	$29,507
Depreciation and amortization	1,022	48	111	11	—	1,192
Operating income (loss)	3,972	(78)	714	699	(3,891)	1,416
Long-lived assets	29,372	4,312	1,778	138	—	35,600
Goodwill (net)	—	50	1,879	—	—	1,929
Capital expenditures	349	107	62	8	—	526

All intercompany revenues are eliminated in computing revenues and operating income.  The corporate component of operating income represents corporate general and administrative expenses.

9.              Product Warranties.

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  As of March 31, 2005 and December 31, 2004, we had accrued $1.2 million and $1.3 million, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense for the three months ended March 31, 2005 and 2004 was $0.07 million and $0.16 million, respectively.

The following chart sets forth our product warranty costs for the periods ending March 31, 2005 and 2004

(amounts in thousands):	2005	2004
Accrued product warranty costs as of January 1	$1,257	$586
Liabilities accrued for warranties issued during the period	66	161
Warranty claims paid during the period	(116)	(60)
Accrued product warranty costs as of March 31	$1,207	$687

10.  Other Guaranties.

During 2003, Lancer FBD obtained a $1.5 million revolving credit facility from a bank.  We entered into a Continuing Guarantee Agreement with the lender pursuant to which we guaranteed the repayment of the partnership’s debt, which expired annually.  In accordance with FASB Interpretation (“FIN”) No. 45, we recorded a liability of $22,500, which represents the estimated value of the guaranty.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Guaranties”.  The Lancer FBD credit facility, by its terms, expired during the first quarter of 2005 and was not renewed, and the lender released us from our guaranty of the FBD facility.  We reversed the liability associated with the guaranty, resulting in income of $22,500 during the first quarter of 2005.

On March 5, 2003, Moo Technologies obtained a $0.75 million revolving credit facility from a bank.  We entered into a Commercial Guarantee with the lender pursuant to which we guaranteed the repayment of the Moo Technologies, LLC debt.  We recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Guaranties”.  During the first quarter of 2005, Moo Technologies repaid all amounts due under its revolving credit facility and terminated the facility, and the lender released us from our guaranty of the facility.  We reversed the liability associated with the guaranty, resulting in income of $11,250 during the first quarter of 2005.

11.       Other Matters.

Audit Committee Investigation.  In June 2003, our Audit Committee began conducting an internal investigation. The investigation was related to allegations raised by a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley. Although we were not a defendant to the lawsuit, certain allegations contained in the lawsuit specifically involved us. The investigation was later expanded to include allegations raised in certain press articles.

During the investigation, we were unable to file our quarterly reports for the second and third quarters of 2003 with the Securities and Exchange Securities and Exchange Commission. On December 5, 2003, we provided financial information for the second and third quarters of 2003 in exhibits to a Form 8-K, in order to provide information to the investing public while the investigation continued.

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

On January 30, 2004, we announced that the Audit Committee investigation had concluded and the Audit Committee had released a general summary of the investigation findings. On July 1, 2004, we filed all past due and current periodic reports with the Securities and Exchange Commission and regained compliance with the AMEX listing standards.

US Attorney and Securities and Exchange Commission Investigations. In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which we supplied. On January 13, 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation, dated December 2, 2003, that appeared to concern matters which were the subject of our prior Audit Committee investigation (which concluded in January, 2004) including certain allegations relating to us that were contained in the Whitley lawsuit against The Coca-Cola Company. We have cooperated, and intend to cooperate in any continuing investigations of the US Attorney’s Office or the Securities and Exchange Commission.  We have not had substantive contact relating to these investigations with either the US Attorney’s Office or the Securities and Exchange Commission since July 2004.

On April 18, 2005, The Coca-Cola Company announced that the Justice Department had closed its investigation of allegations raised in the Matthew Whitley lawsuit and that they had reached a settlement with the Securities and Exchange Commission regarding their investigation relating to certain allegations set forth in the Matthew Whitley lawsuit. The settlement between The Coca-Cola Company and the Securities and Exchange Commission, as described in the Security and Exchange Commission’s Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, In the Matter of The Coca-Cola Company, dated April 28, 2005, did not relate to the business dealings between Lancer and The Coca-Cola Company or any of the allegations from the Matthew Whitley lawsuit that involved Lancer.

We have not been advised by the US Attorney’s Office that their investigation of matters relating to Lancer has been closed, nor have we been advised by the Securities and Exchange Commission of the status of their investigation of Lancer as described under their formal order of investigation or what, if any, effect The Coca-Cola Company’s settlement with the Securities and Exchange Commission had or will have on either investigation. Therefore, we are unable at this point to predict the scope or outcome of any ongoing Justice Department or Securities and Exchange Commission investigations, and note that, if the investigations are in fact continuing, they could still result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.

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

(b)         We have entered into an agreement with The Coca-Cola Company to receive partial reimbursement for design and development.  The reimbursement is offset against cost on a percentage of completion basis.

(c)          Prior to 2003, we had agreed to provide exclusive rights for use of certain tools to The Coca-Cola Company.  These tools are included in fixed assets and are depreciated over the life of the asset.  The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement, which approximates the life of the corresponding asset. After 2002, the Company has agreed to maintain certain tools that are the property of The Coca-Cola Company. The corresponding maintenance fees are recorded as deferred income and recognized over the life of the corresponding tool.

Reserve for Slow Moving and Obsolete Inventory

We provide for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  We believe that the reserve as of March 31, 2005 is adequate to provide for expected losses.

Medical Costs and Worker’s Compensation Accrual

We maintain a self-insurance program for major medical and hospitalization coverage for employees in the United States and their dependents, which is partially funded by payroll deductions.  The estimate of the accrual necessary for claims is based on our estimate of claims incurred as of the end of the quarter. We use detail lag reports provided by the insurance administrator to determine an appropriate reserve balance at year end. In addition to detail lag reports provided by the insurance administrator, we use an outside actuary report on an annual basis at year-end in determining an appropriate accrual balance. We have provided for both reported medical costs and incurred but not reported medical costs in the accompanying consolidated financial statements.  We have a maximum liability of $100,000 per participant per policy year.  Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company.

We are self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the accrual necessary for claims is based on our estimate of claims incurred as of March 31, 2005. In addition to detail lag reports provided by the insurance administrator, we use an injury report to determine an appropriate reserve balance. We have provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the consolidated financial statements.  In an effort to provide for catastrophic events, we carry an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 per claim to be paid by us.  Based upon our past experience, management believes that we have adequately provided for potential losses.  However, multiple occurrences of serious injuries to our employees could have a material adverse effect on our financial position or our results of operations.

Classification of Costs

Cost of sales generally includes costs relating to the procurement, manufacture, and handling of inventory to the point of sale.  Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distributing product to our customers, internal or external. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales. We include compensation, warehousing expenses, office expenses, and other costs relating to maintaining our distribution subsidiaries in selling, general and administrative expenses.  These expenses from distributor subsidiaries included in selling, general and administrative expenses were $1.3 million and $1.4 million in the three-month periods ended March 31, 2005 and 2004, respectively.  Corporate expenses relating to product development, accounting, human resources, and information technology are included in selling, general and administrative expenses.

Goodwill

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment.   We adopted the provisions of SFAS 142 on January 1, 2002.

The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth.  If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material adverse impact on our results of operations for the period in which the impairment is recognized.

Goodwill is tested for impairment annually as of September 30 or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value.  The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value.  Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit.  The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, we would then recognize an impairment loss.

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

Guaranties

We have guaranteed the debt of certain of our joint venture investments in the past and may do so in the future.  At the time we enter into the guaranty, we record a liability in the amount of the estimated value of the guaranty.  The guaranty value is assumed to equal the cost of obtaining a standby letter of credit in favor of the lender.

Segments.  We manage our business by geographic region, and have four main geographical region segments:  North America, Latin America, Asia/Pacific, and Europe. Corporate administrative and engineering expenses are included in the Corporate segment, rather than allocated among our geographic region segments.  Each of the geographic regions contains sales and distribution related operations.  Additionally, the North America and Asia/Pacific regions include manufacturing operations.  (We consider our maquiladora in Piedras Negras, Mexico to be part of our North America operations, although our sales and distribution related operations in Mexico are included in our Latin America region.)  A large portion of the costs associated with the manufacturing operations is fixed, making gross margin in North America and Asia/Pacific sensitive to changes in sales volume.  Because most costs in our other regions are variable, gross margin in those regions is not as sensitive to changes in sales volume. Most of our sales and manufacturing activity occurs in the North America region.  Additionally, our corporate headquarters are physically located in North America, though corporate expenses are included in the Corporate segment.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

Revenues.

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Quarter Ended March 31,		First Quarter
	2005	2004	2005 vs 2004
North America region	$20,395	$18,336	11%
Latin America region	1,819	1,094	66%
Asia/Pacific region	5,711	6,620	-14%
Europe region	3,698	3,457	7%
	$31,623	$29,507	7%

Net sales for the three months ended March 31, 2005 were $31.6 million, up 7% from $29.5 million in the same period of 2004.  Currency exchange rate fluctuations had a positive impact of 1% on 2005 first quarter sales.  In the North America region, quarterly sales rose 11% on improved sales to chain account customers.  Sales improved by 66% in the Latin America region.  Of the $0.7 million of sales growth in the region, $0.4 million came from the sale of equipment that we had previously rented to our customers.  Sales declined 14% in the Asia/Pacific region, despite the positive effect of 2% from exchange rate fluctuations.  We experienced lower demand for fountain and beer systems in Australia, our largest market in the region.  A 7% sales increase in the Europe region was primarily due to the positive impact from currency exchange rate fluctuations.

Gross Margin.

Gross Margin by Geographic Segment

(Amounts in thousands)

	Quarter Ended March 31,
	2005	2004
North America region	34.9%	28.5%
Latin America region	31.9%	24.9%
Asia/Pacific region	22.5%	30.4%
Europe region	32.5%	31.8%
	32.2%	29.2%

Gross margin was 32.2% in the first quarter of 2005, compared to 29.2% in the first quarter of 2004.  Much of the improvement came in the North America region, where higher factory output to support increased sales levels aided gross margin.  Higher manufacturing volume tends to have a positive impact on gross margin because a significant portion of our manufacturing costs is fixed.  Gross margin increased in the Latin America region due largely to margin associated with the sale of equipment that we had previously rented to our customers.  In the Asia/Pacific region, gross margin declined in the first quarter of 2005 because of lower factory output at our manufacturing facility in Australia, and $0.2 million of factory relocation expense.

Operating Expenses.

Selling, General and Administrative Expenses by Segment

(Amounts in thousands)

	Quarter Ended March 31,
	2005	2004
North America region	$1,408	$1,421
Latin America region	143	435
Asia/Pacific region	1,158	1,294
Europe region	623	510
Corporate	3,615	3,852
	$6,947	$7,512

Selling, general and administrative expenses were $6.9 million in the first quarter of 2005, compared to $7.5 million in the same period of 2004.  Spending declined in the Latin America region due to the closure of some of our sales offices and a reduction in employment.  Additionally, we reversed $0.1 million of bad debt reserve due to the improved credit quality of our accounts receivable in the Latin America region.  In the Europe region, most of the increase in spending was caused by personnel related expense.  In the Corporate segment, compliance costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were $0.3 million in the first quarter of 2005.  Although we are unable to predict the exact cost of continuing compliance with the Sarbanes-Oxley Act with any certainty, we currently expect to spend an additional $0.6 million during the remaining three quarters of 2005.  During the first quarter of 2004, we incurred $0.9 million of audit-related expenses and costs associated with the investigations conducted by our Audit Committee, the Securities and Exchange Commission and the US Attorney’s Office.  These costs did not recur in the 2005 period.

Other operating income in the first quarter of 2005 consisted primarily of a $0.3 million gain on the sale of land and improvements located in Bee County, Texas.  See “Liquidity and Capital Resources — Cash Provided by Operations

and Capital Expenditures” below.  In the 2004 period, other operating income consisted primarily of a $0.4 million gain relating to insurance proceeds from a claim of damages from a fire that occurred in 2003.

Non-Operating Income/Expenses.  The following information relates to certain of our non-operating income and expenses during the three-month periods ended March 31, 2005 and 2004:

•                  Income from joint ventures was $0.3 million in the first quarter of 2005, compared to $0.2 million in the same period of 2004.  The improvement in 2005 was driven by the profitability of Lancer FBD.  Moo Technologies LLC is a developmental stage company in which we own 50% of the outstanding equity.  Our portion of Moo Technologies’ net loss was $0.1 million in the first quarter of both 2005 and 2004.  We expect Moo Technologies to be unprofitable for the remainder of 2005.

•                  The effective tax rate in the first quarter of 2005 was 35.2%, compared to 36.4% in the first quarter of 2004.  Our lower level of profitability in the first quarter of 2004 enhanced the impact of nondeductible expenses on the tax rate.

Net Earnings/Loss.  Net earnings were $2.6 million in the first quarter of 2005, compared to $0.9 million in the first quarter of 2004.  Higher sales and gross margin, plus lower operating expenses, caused most of the improvement in profitability.

Liquidity and Capital Resources

General.  Our principal sources of liquidity are cash flows from operations and amounts available under our lines of credit. We have met, and currently expect that we will continue to meet, substantially all of our working capital and capital expenditure requirements, as well as our debt service requirements, with funds provided by operations and borrowings under our credit facility.

Cash Provided by Operations and Capital Expenditures.

Cash used in operating activities was $0.2 million in the first quarter of 2005, compared to $1.4 million of cash provided by operating activities in the first quarter last year.  During the 2005 period, inventory growth and lower accrued expenses more than offset higher net earnings, causing the negative comparison to the prior year.  We made capital expenditures of $0.7 million and $0.5 million during the first three months of 2005 and 2004, respectively.  Most of the capital spending in both periods was for production equipment and tooling.  During the first quarter of 2005, we placed an order for $1.2 million as part of a project for approximately $1.7 million to acquire new manufacturing equipment.  We expect to pay for the full amount of the project during the remainder of 2005.

During the first quarter of 2005, we completed the sale of 546.65 acres of land and improvements, located in Bee and Karnes Counties, Texas, to Schroeder Land and Cattle Company, Incorporated (SLCC). The purchase price of $0.7 million approximates the average of two independent third party appraisals on the property.  SLCC is owned by the children of Alfred A. Schroeder and George F. Schroeder.  Both Alfred A. Schroeder and George F. Schroeder are our employees, members of our Board, and significant shareholders of our stock.  Lance M. Schroeder, son of Alfred A. Schroeder, is our Vice President of Corporate Development and is a 25% owner of SLCC.  We had previously used the property, commonly known as the Monteola Ranch, for entertaining customers and other business associates.  We realized a gain of $257 thousand on the transaction in the first quarter of 2005.

Credit Facility.  As of March 31, 2005, there were no amounts outstanding under our $15.0 million revolving credit facility, and $15.0 million was available for borrowing.   Also as of March 31, 2005, we were in compliance with all of the covenants of the credit facility.

Disputed Debt.  We have a $1.196 million principal amount of disputed debt payable in relation to our discontinued Brazilian operations that was due on December 31, 2001.  We have recorded the balance of the disputed debt plus interest in the amount of $0.15 million accrued through March 31, 2005 in our financial statements. During the second quarter of 2003, the payee demanded payment of the debt, and we made a settlement offer. We have had no discussions with the payee since 2003. We may not be successful in negotiating a settlement of this disputed debt, in which case the total amount would remain due and payable.  If that were to occur, we would have to determine what other options are available to us, including litigation. If we determined that the debt should simply be paid at that time, we believe that we would likely have sufficient funding available, through our cash reserves and/or our available capacity under our credit facility, to pay the disputed debt.

At March 31, 2005 and December 31, 2004, long-term obligations consisted of the following:

	March 31,	December 31,
(amounts in thousands)	2005	2004

Credit facility	$—	$—
Disputed debt	1,196	1,196
Capital lease obligation	245	281
Total long-term obligations	1,441	1,477
Less: Current maturities	1,348	1,345
Long-term obligations, net	$93	$132

Off-Balance Sheet Arrangements

We own 50% of Lancer FBD, a manufacturer of frozen beverage dispensing equipment. We guaranteed repayment of Lancer FBD’s $1.5 million credit facility with a bank until the facility’s expiration on March 3, 2005.  After the expiration of the facility, the bank released our guarantee.  Accordingly, we reversed an accrual for the value of the guaranty, resulting in income of $22,500 during the first quarter of 2005.  Lancer’s portion of Lancer FBD’s net income in 2004 was $1.4 million, and its share of Lancer FBD’s net income in the three months ended March 31, 2005 was $0.4 million.

We own 50% of Moo Technologies, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products.  Until recently, we guaranteed Moo Technologies’ $0.75 million revolving credit facility with a bank.  During the first quarter of 2005, Moo Technologies repaid all amounts outstanding under the revolving credit facility and terminated the facility, and the lender released us from our guaranty.   Our portion of Moo Technology’s loss was $0.3 million in 2004, and $0.1 million during the first quarter of 2005.  We have invested $1.3 million in Moo Technologies since its inception, including $0.5 million during the first quarter of 2005, bringing our net investment in the company to $0.7 million as of March 31, 2005.  We expect Moo Technologies to be unprofitable through at least 2005, and we expect to continue to fund Moo Technologies in a manner consistent with what we have done in the past.

Risk Factors

Risks Relating to Our Business

Our success is reliant upon our relationship with The Coca-Cola Company.

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

Our business is subject to rapidly changing technologies and is highly competitive.

The business of manufacturing and marketing beverage dispensing systems and other related equipment is characterized by rapidly changing technology and is highly competitive. In addition, we frequently compete with companies having substantially greater financial resources than ours. Although we have been able to compete successfully in the past, if we were to lose any or all of our competitive advantages or if our competitors were able to provide product suitability and reliability, price, product warranty, technical expertise and delivery time, in a manner superior to ours, we would likely lose our market share and demand for our products would decline. In addition, if our existing long standing relationships with certain of our customers, including The Coca-Cola Company, were to be disrupted or become unfriendly, our competitors may be afforded an opportunity to provide their products to our customers and begin to develop their own strong relationships with our customers. Since these relationships have become so important in our industry, these events would make our ability to continue to provide our products much more difficult and in turn, the newly formed relationships would become more difficult barriers to overcome as time progressed.

We are subject to a formal Securities and Exchange Commission inquiry and an investigation by the US Attorney.

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which we supplied. In January 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. We have fully cooperated, and intend to fully cooperate with any continuing investigation by the US Attorney’s Office or the Securities and Exchange Commission. See Note 12 to the “Notes to the Consolidated Financial Statements” for more information relating to these investigations. Although we are unable at this point to predict the scope or outcome of these investigations, it is possible that they could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these type of proceedings could adversely affect our business. We may incur further expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations which could, in turn adversely affect our business, financial condition, operating results, and cash flow.

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

Finally, our future success depends in large part on the support of our suppliers and customers, who may react adversely to the investigations by the Securities and Exchange Commission and US Attorney.  Negative publicity about us may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may re-examine their willingness to do business with us if they lose confidence in our ability to fulfill our commitments.

We have been the target of securities litigation and may again be the target of further actions, which may be costly and time consuming to defend.

We have been the target of securities class action litigation in the past. Securities class action litigation is often brought against a company following a decline in the market price of its securities. Certain factors, including the uncertainty of the Securities and Exchange Commission and US Attorney’s Office investigations could lead to more volatility in our stock price, which could in turn cause us to be the target of future securities class action claims. If we were to become a target of future class action claims, it would likely require significant commitment of our financial and management resources and time, subverting resources and time away from our other business needs, which may materially and adversely affect our business, financial condition and results of operations.

Our directors and executive officers have substantial voting power, giving them the ability to influence corporate actions.

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

Our investment in Moo Technologies may not provide us with any investment return or could result in a total loss of the investment.

We own a 50% interest in Moo Technologies, a developmental stage limited liability company engaged in the commercialization of milk products. Our net investment was $0.7 million at March 31, 2005, including $0.5 million that we invested in the first quarter of 2005. Moo Technologies’ inability to generate revenues and/or profits in the future could lead to the impairment of some or all of our investment and such investment could be permanently lost.

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

•        withholding and other taxes on remittances and other payments by subsidiaries; and

•        changes in taxation structure.

Foreign exchange rates may cause future losses in our international operations.

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

Risks Relating to Our Common Stock

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

•                  final resolution of the Securities and Exchange Commission or US Attorney investigations of which we are a subject; and

•                  general trends in our industry and overall market conditions.

Movements in prices of equity securities in general may also affect the market price of our common stock.

We have no history of paying dividends on our common stock.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s market risk factors since December 31, 2004.

Item 4 — Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley and requested certain information, which we supplied. On January 13, 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation, dated December 2, 2003, that appeared to concern matters which were the subject of our prior Audit Committee investigation (which concluded in January, 2004) including certain allegations relating to us that were contained in the Whitley lawsuit against The Coca-Cola Company. We have cooperated, and intend to cooperate in any continuing investigations of the US Attorney’s Office or the Securities and Exchange Commission.  We have not had substantive contact relating to these investigations with either the US Attorney’s Office or the Securities and Exchange Commission since July 2004.

On April 18, 2005, The Coca-Cola Company announced that the Justice Department had closed its investigation of allegations raised in the Matthew Whitley lawsuit and that they had reached a settlement with the Securities and Exchange Commission regarding their investigation relating to certain allegations set forth in the Matthew Whitley lawsuit. The settlement between The Coca-Cola Company and the Securities and Exchange Commission, as described in the Security and Exchange Commission’s Order Instituting Cease-and-Desist Proceedings.  Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, In the Matter of The Coca-Cola Company, dated April 18, 2005, did not relate to the business dealings between Lancer and The Coca-Cola Company or any of the allegations from the Matthew Whitley lawsuit that involved Lancer.

We have not been advised by the US Attorney’s Office that their investigation of matters relating to Lancer has been closed, nor have we been advised by the Securities and Exchange Commission of the status of their investigation of Lancer as described under their formal order of investigation or what, if any, effect The Coca-Cola Company’s settlement with the Securities and Exchange Commission had or will have on either investigation. Therefore, we are unable at this point to predict the scope or outcome of any ongoing Justice Department or Securities and Exchange Commission investigations, and note that, if the investigations are in fact continuing, they could still result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits:  See Exhibit Index on Page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	LANCER CORPORATION (Registrant)

	By:	/s/ CHRISTOPHER D. HUGHES
May 10, 2005		Christopher D. Hughes Chief Executive Officer

May 10, 2005	By:	/s/ MARK L. FREITAS
Mark L. Freitas Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.