Form 10-Q
period 2005-06-30
LANCER CORP /TX/
filed 2005-08-12
CIK 768162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of registrant’s common stock outstanding as of July 27, 2005 was 9,503,028.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

Current assets:
Cash	$5,123	$5,196
Receivables:
Trade accounts and notes	19,414	16,733
Other	705	801
	20,119	17,534
Less allowance for doubtful accounts	(260)	(420)

Net receivables	19,859	17,114

Inventories, net	25,984	24,495
Prepaid expenses	866	406
Deferred tax asset	829	824

Total current assets	52,661	48,035

Net property, plant and equipment	30,154	29,999
Investment in joint ventures	2,698	2,388
Goodwill	1,879	1,879
Intangibles and other assets, at cost, less accumulated amortization	3,494	3,186

	$90,886	$85,487

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004
	(Unaudited)

Current liabilities:
Accounts payable	$7,968	$7,555
Current maturities of long-term debt	1,350	1,345
Deferred licensing and maintenance fees	329	451
Progress billings	134	—
Accrued expenses and other liabilities	7,068	8,029
Income taxes payable	1,177	286
Total current liabilities	18,026	17,666

Deferred tax liability	3,115	3,401
Long-term debt, excluding current maturities	54	132
Deferred licensing and maintenance fees	1,354	1,273

Total liabilities	22,549	22,472

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value: 50,000,000 shares authorized; 9,566,254 issued and 9,502,028 outstanding in 2005, and 9,522,054 issued and 9,457,828 outstanding in 2004	95	95

Additional paid-in capital	13,450	13,208

Accumulated other comprehensive income	14	523

Deferred compensation	—	(18)

Retained earnings	55,138	49,567

Less common stock in treasury, at cost; 64,226 shares in 2005 and 2004	(360)	(360)

Total shareholders’ equity	68,337	63,015

	$90,886	$85,487

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net sales	$35,362	$31,696	$66,985	$61,203
Cost of sales	23,862	21,499	45,305	42,405
Gross profit	11,500	10,197	21,680	18,798

Selling, general and administrative expenses	7,252	7,880	14,199	15,392
Other operating expense (income)	81	—	(176)	(327)
Operating income	4,167	2,317	7,657	3,733

Other income (expense):
Interest expense	(31)	(144)	(60)	(253)
Income from joint ventures	405	100	659	253
Other income (expense), net	20	(34)	245	(8)
	394	(78)	844	(8)
Income before income taxes	4,561	2,239	8,501	3,725

Income tax expense (benefit):
Current	1,625	953	3,214	1,557
Deferred	(83)	(136)	(286)	(199)
	1,542	817	2,928	1,358

Net income	$3,019	$1,422	$5,573	$2,367

Common Shares Outstanding:
Basic	9,491,181	9,367,895	9,477,308	9,367,664
Diluted	9,688,332	9,460,051	9,675,850	9,465,304

Earnings Per Share:
Basic earnings	$0.32	$0.15	$0.59	$0.25
Diluted earnings	$0.31	$0.15	$0.58	$0.25

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flow from operating activities:
Net income	$5,573	$2,367
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,829	2,371
Deferred licensing and maintenance fees	143	(312)
Deferred revenue	134	—
Inventory and receivable reserves	144	(80)
Deferred income taxes	(301)	(190)
Gain on sale and disposal of assets	(176)	(327)
(Income) loss from joint ventures	(659)	(253)
Stock-based compensation expense	18	40
Changes in assets and liabilities:
Receivables	(2,527)	(3,199)
Prepaid expenses	(464)	(880)
Income taxes receivable	—	225
Inventories	(2,026)	(749)
Intangibles and other assets	(411)	(126)
Accounts payable	514	2,714
Accrued expenses and other liabilities	(901)	979
Income taxes payable	938	838
Net cash provided by operating activities	1,828	3,418
Cash flow from investing activities:
Proceeds from sale of assets	755	467
Acquisition of property, plant and equipment	(2,988)	(1,123)
Investment in joint ventures	(569)	(155)
Distributions from joint ventures	917	—
Net cash used in investing activities	(1,885)	(811)
Cash flow from financing activities:
Borrowings under line of credit	—	4,300
Repayments under line of credit	—	(2,300)
Retirement of long-term debt	(73)	(768)
Net proceeds from exercise of stock options	242	30
Net cash provided by financing activities	169	1,262
Effect of exchange rate changes on cash	(185)	(309)
Net increase (decrease) in cash	(73)	3,560
Cash at beginning of period	5,196	1,129
Cash at end of period	$5,123	$4,689

Supplemental cash flow informaton:
Cash paid for interest	$53	$221
Cash paid for income taxes	1,679	—

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year’s presentation. We have revised our previously reported results of operations for the three and six months ended June 30, 2004 to reclassify one item from non-operating to operating expense.  This item consists of a $327,000 gain on the sale and disposal of assets.  Previously, this item was presented as non-operating expenses in “Other Income (Expense)”.  As noted in the following reconciliation, the reclassification increased the amount of our previously reported operating income for the six months ended June 30, 2004, but did not affect our previously reported net earnings, earnings per share, financial position, or cash flows.

(Amounts in 000s)	Three Months June 30, 2004	Six Months June 30, 2004
Operating income as previously reported	$2,317	$3,406
Gain on sale and disposal of assets	—	327
Operating income after reclassifications	$2,317	$3,733

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

In December 2004, the FASB issued SFAS No. 123(R) – Share-Based Payment, which replaces SFAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. We are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on our results of operations or financial position of FSP FAS 109-1 lowered our effective tax rate in the first six months of 2005 to 34.4% compared to 36.4% in the first half of 2004.

In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

At the June 2005 meeting, the Emerging Issues Task Force reached a consensus on EITF 05-6,”Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or acquired in a Business Combination.”  The consensus reached is that the leasehold improvements, whether acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured.  The consensus in this issue, which is to be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005, will not have a material impact on our financial statements.

3.   Supplemental Balance Sheet and Income Statement Information.

Balance Sheet Information:

Inventory:  We state inventories at the lower of cost (on a first-in, first-out basis for finished goods and work in process, and an average cost basis for raw materials and supplies) or market.  Our inventory components consist of the following items (amounts in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$10,415	$11,143
Work in process	6,532	5,593
Raw material and supplies	9,037	7,759
	$25,984	$24,495

Property, Plant and Equipment:  Our net property, plant and equipment consist of the following items (amounts in thousands):

	June 30,	December 31,
	2005	2004

Land	$1,082	$1,082
Buildings	22,070	22,056
Machinery and equipment	19,058	19,633
Tools and dies	10,701	10,775
Leaseholds, office equipment and vehicles	8,755	8,542
Assets in progress	3,109	1,365
Assets available for sale	—	780
	64,775	64,233
Less accumulated depreciation	(34,621)	(34,234)
Net property, plant and equipment	$30,154	$29,999

Intangibles and Other Assets:  Our net intangibles and other assets consist of the following items (amounts in thousands):

	June 30, 2005	December 31, 2004

Patents	$4,251	$3,848
Accumulated amortization of patents	(869)	(774)
Net intangibles	3,382	3,074
Deposits	112	112
Net intangibles and other assets	$3,494	$3,186

Accrued Expenses:  Our accrued expenses consist of the following items (amounts in thousands):

	June 30, 2005	December 31, 2004

Payroll and related expenses	$3,683	$4,159
Commissions	569	328
Health and workers’ compensation	242	303
Property taxes	284	226
Interest	186	189
Warranty	1,200	1,257
Other taxes	291	505
Other accrued expenses	613	1,062
	$7,068	$8,029

Income Statement Information.

Other Operating Income:  Our other operating income consists of the following items (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(Gain) loss on sale and disposal of assets	$81	$—	$(176)	$(327)
	$81	$—	$(176)	$(327)

Other Income (Expense):  Our other income (expenses) consist of the following items (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Interest income	$34	$7	$62	$7
Bank charges	(45)	(42)	(83)	(82)
Royalties income - net	2	32	44	84
Exchange gains (losses)	21	(57)	56	(36)
Gain from sale of non operating asset	—	—	72	—
Extinguishment of guarantee of joint venture debt	—	—	33	—
Miscellaneous	8	26	61	19
Total	$20	$(34)	$245	$(8)

4.   Earnings Per Share.

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period.  The dilutive effect of stock options approximated 197,150 and 92,156 shares for the three months ended June 30, 2005 and 2004, respectively.  The dilutive effect of stock options approximated 198,542 and 97,640 for the six months ended June 30, 2005 and 2004, respectively.

5.   Stock Compensation Plans.

We utilize the intrinsic value method, as permitted under provisions of APB Opinion No. 25 and related interpretations, in measuring stock-based compensation for employees.  If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123R, net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated in the table below (amounts in thousands, except share data):

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2005	2004		2005	2004
Net earnings - as reported	$3,019	$1,422		$5,573	$2,367
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	6	10		12	27
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(181)	(25)		(355)	(53)
Net earnings - pro forma	$2,844	$1,407		$5,230	$2,341
Net earnings per basic share-as reported	$0.32	$0.15		$0.59	$0.25
Net earnings per basic share-pro forma	$0.30	$0.15		$0.55	$0.25

Net earnings per diluted share-as reported	$0.31	$0.15		$0.58	$0.25
Net earnings per diluted share-pro forma	$0.29	$0.15		$0.54	$0.25

Weighted-average fair value of options, granted during the period	$8.33	$—	(1)	$8.33	$—	(1)

The fair value of each option granted in the three and six months ended June 30, 2005 and 2004, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2005	2004		2005	2004

Expected life (years)	7	—	(1)	7	—	(1)
Interest rate	4.0%	—	(1)	4.0%	—	(1)
Volatility	48.0%	—	(1)	48.0%	—	(1)
Dividend yield	None	None		None	None

(1)  No options were granted during the three and six months ended June 30, 2004.

6.   Other Comprehensive Income.

The line item, “Accumulated other comprehensive income” on the accompanying consolidated balance sheets includes foreign currency gains and unrealized gain (loss) on investment.

The following are the components of comprehensive income (amounts in thousands):

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
Balance at December 31, 2003	$—	$6	$6
Current period change	523	(6)	517
Balance at December 31, 2004	$523	$—	$523
Current period change	(509)	—	(509)
Balance at June 30, 2005	$14	$—	$14

Disclosure of related tax effects allocated to each component of Accumulated Other Comprehensive Income

	Before-tax amount	Tax (expense) benefit	Net of tax amount
2004
Cumulative translation adjustments	$523	$—	$523
Reclassifiaction adjustment for realized loss	(6)	—	(6)
Total Other Comprehensive income	$517	$—	$517

2005
Cumulative translation adjustments	$(509)	$—	$(509)
Total Other Comprehensive income	$(509)	$—	$(509)

7. Investment in Joint Ventures.

At June 30, 2005 our long-term investments consisted of the following:

	June 30,	December 31,
	2005	2004

Investment in Lancer FBD Partnership Ltd.	$1,994	$2,046
Investment in Moo Technologies, LLC	704	342
Total long-term investments	$2,698	$2,388

Our 50% share of net earnings from both joint ventures, after elimination of profit in ending inventory, is included in other income.

We own 50% of Lancer FBD Partnership, Ltd., a manufacturer of frozen beverage equipment.  Lancer FBD pays us a commission on sales of Lancer FBD products that we generate through our sales force.  Lancer FBD paid us sales commissions of $0.2 million and $0.1 million for the three-month periods ended June 30, 2005 and 2004, and $0.3 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively.  Our portion of Lancer FBD’s income was $0.5 million and $0.2 million for the three months ended June 30, 2005 and 2004, and $0.9 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.  Lancer FBD’s purchases from us were $0.4 million and $0.3 million for the three months ended June 30, 2005 and 2004, and $0.7 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively.  Lancer FBD had a balance due to us of $0.4 million on June 30, 2005, and $0.2 million on December 31, 2004.

We own 50% of Moo Technologies, LLC, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products. Our portion of Moo Technology’s loss was $0.1 million for both of the three months ended June 30, 2005 and 2004, and $0.2 million for both of the six months ended June 30, 2005 and 2004, respectively.  We have invested $1.3 million in Moo Technologies since its inception, including $0.6 million during the first six months of 2005, bringing our investment net of losses in the company to $0.7 million as of June 30, 2005.  We expect Moo Technologies to continue to incur losses through at least 2005, and we expect to continue to fund Moo Technologies in a manner consistent with our past funding practices.

8.   Segment and Geographic Information.

We are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  We manage our business by geographic region and have four main geographical region segments.  Sales are attributed to a region based on the ordering location of the customer.

	North	Latin	Asia/
(amounts in thousands)	America	America	Pacific	Europe	Corporate	Total

Three months ended June 30, 2005
Total revenues	$22,902	$2,232	$6,620	$3,608	$—	$35,362
Depreciation and amortization	729	50	106	11	—	896
Operating income (loss)	6,368	428	457	545	(3,631)	4,167
Long-lived assets	27,656	3,426	1,712	168		32,962
Goodwill, net	—	—	1,879	—	—	1,879
Capital expenditures	2,185	—	88	(1)		2,272

Three months ended June 30, 2004
Total revenues	$20,618	$1,381	$6,203	$3,494	$—	$31,696
Depreciation and amortization	1,007	67	96	9	—	1,179
Operating income (loss)	5,601	(145)	425	447	(4,011)	2,317
Long-lived assets	28,998	4,148	1,651	125	—	34,922
Goodwill, net	—	50	1,879	—	—	1,929
Capital expenditures	362	99	136	—	—	597

Six months ended June 30, 2005
Total revenues	$43,297	$4,051	$12,331	$7,306	$—	$66,985
Depreciation and amortization	1,487	111	210	21	—	1,829
Operating income (loss)	12,082	866	574	1,124	(6,989)	7,657
Long-lived assets	27,656	3,426	1,712	168	—	32,962
Goodwill, net	—	—	1,879	—	—	1,879
Capital expenditures	2,690	—	247	51	—	2,988

Six months ended June 30, 2004
Total revenues	$38,954	$2,475	$12,823	$6,951	$—	$61,203
Depreciation and amortization	2,029	115	207	20	—	2,371
Operating income (loss)	9,729	(308)	1,139	1,036	(7,863)	3,733
Long-lived assets	28,998	4,148	1,651	125	—	34,922
Goodwill, net	—	50	1,879	—	—	1,929
Capital expenditures	711	206	198	8	—	1,123

All intercompany revenues are eliminated in computing revenues and operating income.  Corporate administration and engineering expenses are included in a Corporate segment rather than allocated among our geographic region segments.

9.              Product Warranties.

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  As of June 30, 2005 and December 31, 2004, we had accrued $1.2 million and $1.3 million, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense was $0.12 million and $0.09 million for the three months ended June 30, 2005 and 2004, respectively.  Warranty claims expense was $0.23 million and $0.25 million for the six months ended June 30, 2005 and 2004, respectively.

The following chart sets forth our product warranty costs for the periods ending June 30, 2005 and 2004

(amounts in thousands):	2005	2004

Accrued product warranty costs as of January 1	$1,257	$586
Liabilities accrued for warranties issued during the period	87	654
Warranty claims paid during the period	(144)	(246)
Accrued product warranty costs as of June 30	$1,200	$994

10.  Other Guaranties.

During 2003, Lancer FBD obtained a $1.5 million revolving credit facility from a bank.  We entered into a Continuing Guarantee Agreement with the lender pursuant to which we guaranteed the repayment of the partnership’s debt, which expired annually.  In accordance with FASB Interpretation (“FIN”) No. 45, we recorded a liability of $22,500, which represents the estimated value of the guaranty.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Guaranties”.  The Lancer FBD credit facility, by its terms, expired during the first quarter of 2005 and was not renewed, and the lender released us from our guaranty of the FBD facility.  We reversed the liability associated with the guaranty, resulting in income of $22,500 during the first quarter of 2005.

On March 5, 2003, Moo Technologies obtained a $0.75 million revolving credit facility from a bank.  We entered into a Commercial Guarantee with the lender pursuant to which we guaranteed the repayment of the Moo Technologies, LLC debt.  We recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Guaranties”.  During the first quarter of 2005, Moo Technologies repaid all amounts due under its revolving credit facility and terminated the facility, and the lender released us from our guaranty of the facility.  We reversed the liability associated with the guaranty, resulting in income of $11,250 during the first quarter of 2005.

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

We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

(b)         On a percentage of completion basis for installation contracts exceeding 90 days in length.

(c)          We have entered into an agreement with The Coca-Cola Company to receive partial reimbursement for design and development.  The reimbursement is offset against cost on a percentage of completion basis.

(d)         Prior to 2003, we had agreed to provide exclusive rights for use of certain tools to The Coca-Cola Company.  These tools are included in fixed assets and are depreciated over the life of the asset.  The corresponding license and maintenance fees are recorded as deferred income and recognized over the life of the agreement, which approximates the life of the corresponding asset. After 2002, the Company has agreed to maintain certain tools that are the property of The Coca-Cola Company. The corresponding maintenance fees are recorded as deferred licensing and maintenance fees and recognized over the life of the corresponding tool.

Reserve for Slow Moving and Obsolete Inventory

We provide for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  We believe that the reserve as of June 30, 2005 is adequate to provide for expected losses.

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

We are self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the accrual necessary for claims is based on our estimate of claims incurred as of June 30, 2005. In addition to detail lag reports provided by the insurance administrator, we use an injury report to determine an appropriate reserve balance. We have provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the consolidated financial statements.  In an effort to provide for catastrophic events, we carry an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 per claim to be paid by us.  Based upon our past experience, management believes that we have adequately provided for potential losses.  However, multiple occurrences of serious injuries to our employees could have a material adverse effect on our financial position or our results of operations.

Classification of Costs

Cost of sales generally includes costs relating to the procurement, manufacture, and handling of inventory to the point of sale.  Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distributing product to our customers, internal or external. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales. We include compensation, warehousing expenses, office expenses, and other costs relating to maintaining our distribution subsidiaries in selling, general and administrative expenses.  These expenses from distributor subsidiaries included in selling, general and administrative expenses were $1.3 million and $1.6 million in the three-month periods ended June 30, 2005 and 2004, respectively and $2.6 million and $2.9 million in the six month periods ended June 30, 2005 and 2004, respectively.  Corporate expenses relating to product development, accounting, human resources, and information technology are included in selling, general and administrative expenses.

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

Guaranties

We have guaranteed the debt of certain of our joint venture investments in the past and may do so in the future.  At the time we enter into the guaranty, we record a liability in the amount of the estimated value of the guaranty.  The guaranty value is assumed to equal the cost of obtaining a standby letter of credit in favor of the lender.  We reverse the liability when the guaranty is cancelled.

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

Revenues.

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Quarter Ended June 30,		Second Quarter
	2005	2004	2005 vs 2004
North America region	$22,902	$20,618	11%
Latin America region	2,232	1,381	62%
Asia/Pacific region	6,620	6,203	7%
Europe region	3,608	3,494	3%
	$35,362	$31,696	12%

Net sales for the three months ended June 30, 2005 were $35.4 million, up 12% from $31.7 million in the same period of 2004.  Currency exchange rate fluctuations had a positive impact of 2% on second quarter sales in 2005.  Quarterly sales rose 11% in the North America region, largely because of improved sales of recently developed products to chain account customers.  Sales improved by 62% in the Latin America region, primarily because of increased purchases by our customers in Mexico.  Sales rose 7% in the Asia/Pacific region, reflecting the positive effect of 7% from exchange rate fluctuations.  The 3% sales increase in the Europe region was due to the positive impact from currency exchange rate fluctuations of 4%.

Gross Margin.

Gross Margin by Geographic Segment

(Amounts in thousands)

	Quarter Ended June 30,
	2005	2004
North America region	34.4%	33.9%
Latin America region	27.0%	26.5%
Asia/Pacific region	27.1%	27.0%
Europe region	33.8%	33.5%
	32.5%	32.2%

Gross margin was 32.5% in the second quarter of 2005, compared to 32.2% in the second quarter of 2004.  Margin improved in the North America region, where higher factory output to support increased sales levels aided gross margin.  Higher manufacturing volume tends to have a positive impact on gross margin because a significant portion of our manufacturing costs is fixed.

Operating Expenses.

Selling, General and Administrative Expenses by Segment

(Amounts in thousands)

	Quarter Ended June 30,
	2005	2004
North America region	$1,520	$1,523
Latin America region	175	376
Asia/Pacific region	1,252	1,247
Europe region	674	723
Corporate	3,631	4,011
	$7,252	$7,880

Selling, general and administrative expenses were $7.3 million in the second quarter of 2005, compared to $7.9 million in the same period of 2004.  Spending declined in the Latin America region due to a consolidation involving the closure of four sales offices and a reduction in employment.  Additionally, we incurred $0.1 million of bad debt expense in the second quarter of 2004 that did not recur this year.  In the Corporate segment, compliance costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were $0.4 million in the second quarter of 2005.  Although we are unable to predict the exact cost of continuing compliance with the Sarbanes-Oxley Act with any certainty, we currently expect to spend an additional $0.4 million during the remainder of 2005.  During the second quarter of 2004, we incurred $1.1 million of audit-related expenses and costs associated with the investigations conducted by our Audit Committee, the Securities and Exchange Commission and the US Attorney’s Office.  We incurred $43 thousand of audit expense in the second quarter of 2005.

Other operating income of $0.1 million in the second quarter of 2005 consisted primarily of loss on the disposal of assets.

Non-Operating Income/Expenses.  The following information relates to certain of our non-operating income and expenses during the three-month periods ended June 30, 2005 and 2004:

•                  Income from joint ventures was $0.4 million in the second quarter of 2005, compared to $0.1 million in the same period of 2004.  The improvement in 2005 was driven by the profitability of Lancer FBD.  Moo Technologies LLC is a developmental stage company in which we own 50% of the outstanding equity.  Our portion of Moo Technologies’ net loss was $0.1 million in the second quarter of both 2005 and 2004.  We expect Moo Technologies to continue to incur losses for the remainder of 2005.

•                  The effective tax rate in the second quarter of 2005 was 33.8%, compared to 36.5% in the second quarter of 2004.  Tax credits from the American Jobs Creation Act lowered our effective tax rate in the 2005 period.

Net Earnings/Loss.  Net earnings were $3.0 million in the second quarter of 2005, compared to $1.4 million in the second quarter of 2004.  Higher sales and gross margin, plus lower operating expenses, caused most of the improvement in profitability.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

Revenues.

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Six Months Ended June 30,		First Six Months
	2005	2004	2005 vs 2004
North America region	$43,297	$38,954	11%
Latin America region	4,051	2,475	64%
Asia/Pacific region	12,331	12,823	-4%
Europe region	7,306	6,951	5%
	$66,985	$61,203	9%

Net sales for the six months ended June 30, 2005 were $67.0 million, up 9% from $61.2 million in the same period of 2004.  Currency exchange rate fluctuations had a positive impact of 1% on sales in the 2005 period.  Sales rose 11% in the North America region, largely because of improved sales of recently developed products to chain account customers.  Sales rose 64% in the Latin America region. The improvement in Latin America was centered in Mexico, and included $0.4 million from the sale of equipment that we had previously rented to our customers.  Sales declined 4% in the Asia/Pacific region, despite the positive effect of 5% from exchange rate fluctuations.  We experienced lower demand for both fountain and beer systems in Australia, our largest market in the Asia/Pacific region.  A 5% sales increase in the Europe region was primarily due to the 4% positive impact from currency exchange rate fluctuations.

Gross Margin.

Gross Margin by Geographic Segment

(Amounts in thousands)

	Six Months Ended June 30,
	2005	2004
North America region	34.6%	31.3%
Latin America region	29.2%	25.8%
Asia/Pacific region	25.0%	28.7%
Europe region	33.1%	32.6%
	32.4%	30.7%

Gross margin was 32.4% in the first half of 2005, compared to 30.7% in the first half of 2004.  Much of the improvement came in the North America region, where higher factory output to support increased sales levels aided gross margin.  Higher manufacturing volume tends to have a positive impact on gross margin because a significant portion of our manufacturing costs is fixed.  Gross margin increased in the Latin America region due largely to margin associated with the sale of equipment that we had previously rented to our customers.  In the Asia/Pacific region, gross margin declined in the first half of 2005 because of lower factory output at our manufacturing facility in Australia, and $0.2 million of factory relocation expense.

Operating Expenses.

Selling, General and Administrative Expenses by Segment

(Amounts in thousands)

	Six Months Ended June 30,
	2005	2004
North America region	$2,928	$2,944
Latin America region	318	811
Asia/Pacific region	2,410	2,541
Europe region	1,297	1,233
Corporate	7,246	7,863
	$14,199	$15,392

Selling, general and administrative expenses were $14.2 million in the first half of 2005, compared to $15.4 million in the same period of 2004.  Spending declined in the Latin America region due to a consolidation involving the closure of four sales offices and a reduction in employment.  Additionally, improved credit quality of our accounts receivable in the Latin America region allowed us to reverse $0.1 million of bad debt reserve in the first half of 2005, while we incurred $0.1 million of bad debt expense in the region in the 2004 period.  In the Corporate segment, compliance costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were $0.6 million in the first half of 2005.  Although we are unable to predict the exact cost of continuing compliance with the Sarbanes-Oxley Act with any certainty, we currently expect to spend an additional $0.4 million during the remaining two quarters of 2005.  During the first half of 2004, we incurred $2.1 million of audit-related expenses and costs associated with the investigations conducted by our Audit Committee, the Securities and Exchange Commission and the US Attorney’s Office.  We incurred $0.2 million of audit expense in the first half of 2005.

Other operating income in the second quarter of 2005 consisted primarily of a $0.3 million gain on the sale of land and improvements located in Bee County, Texas.  See “Liquidity and Capital Resources – Cash Provided by Operations and Capital Expenditures” below.  In the 2004 period, other operating income consisted primarily of a $0.4 million gain relating to insurance proceeds from a claim of damages from a fire that occurred in 2003.

Non-Operating Income/Expenses.  The following information relates to certain of our non-operating income and expenses during the six-month periods ended June 30, 2005 and 2004:

•                  Income from joint ventures was $0.7 million in the first half of 2005, compared to $0.3 million in the same period of 2004.  The improvement in 2005 was driven by the profitability of Lancer FBD.  Moo Technologies LLC is a developmental stage company in which we own 50% of the outstanding equity.  Our portion of Moo Technologies’ net loss was $0.1 million in the first half of 2005, and $0.2 million in the same period of 2004.  We expect Moo Technologies to continue to incur losses for the remainder of 2005.

•                  The effective tax rate in the first six months of 2005 was 34.4%, compared to 36.4% in the first half of 2004. Tax credits from the American Jobs Creation Act lowered our effective tax rate in the 2005 period.

Net Earnings/Loss.  Net earnings were $5.6 million in the first half of 2005, compared to $2.4 million in the first half of 2004.  Higher sales and gross margin, plus lower operating expenses, caused most of the improvement in profitability.

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

Cash Provided by Operations and Capital Expenditures.

Cash provided by operating activities was $1.8 million in the first half of 2005, down from $3.4 million in the first half of 2004.  During the 2005 period, inventory growth and lower accrued expenses more than offset higher net earnings, causing the negative comparison to the prior year.  We made capital expenditures of $3.0 million and $1.1 million during the first half of 2005 and 2004, respectively.  Most of the capital spending in both periods was for production equipment and tooling.

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

Credit Facility.  As of June 30, 2005, there were no amounts outstanding under our $15.0 million revolving credit facility, and $15.0 million was available for borrowing.  Also as of June 30, 2005, we were in compliance with all of the covenants of the credit facility.

Disputed Debt.  We have a $1.196 million principal amount of disputed debt payable in relation to our discontinued Brazilian operations that was due on December 31, 2001.  We have recorded the balance of the disputed debt plus interest in the amount of $0.16 million accrued through June 30, 2005 in our financial statements. During the second quarter of 2003, the payee demanded payment of the debt, and we made a settlement offer. We have had no discussions with the payee since 2003. We may not be successful in negotiating a settlement of this disputed debt, in which case the total amount would remain due and payable.  If that were to occur, we would have to determine what other options are available to us, including litigation. If we determined that the debt should simply be paid at that time, we believe that we would likely have sufficient funding available, through our cash reserves and/or our available capacity under our credit facility, to pay the disputed debt.

At June 30, 2005 and December 31, 2004, long-term obligations consisted of the following:

	June 30,	December 31,
(amounts in thousands)	2005	2004

Credit facility	$—	$—
Disputed debt	1,196	1,196
Capital lease obligation	208	281
Total long-term obligations	1,404	1,477
Less: Current maturities	1,350	1,345
Long-term obligations, net	$54	$132

Off-Balance Sheet Arrangements

We own 50% of Lancer FBD, a manufacturer of frozen beverage dispensing equipment. We guaranteed repayment of Lancer FBD’s $1.5 million credit facility with a bank until the facility’s expiration on March 3, 2005.  After the expiration of the facility, the bank released our guarantee.  Accordingly, we reversed an accrual for the value of the guaranty, resulting in income of $22,500 during the first quarter of 2005.  Lancer’s portion of Lancer FBD’s net income in 2004 was $1.4 million, and its share of Lancer FBD’s net income in the six months ended June 30, 2005 was $0.9 million.

We own 50% of Moo Technologies, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products.  Until recently, we guaranteed Moo Technologies’ $0.75 million revolving credit facility with a bank.  During the first quarter of 2005, Moo Technologies repaid all amounts outstanding under the revolving credit facility and terminated the facility, and the lender released us from our guaranty.  Our portion of Moo Technology’s loss was $0.3 million in 2004, and $0.2 million during the first half of 2005.  We have invested $1.4 million in Moo Technologies since its inception, including $0.6 million during the first half of 2005, bringing our net investment in the company to $0.7 million as of June 30, 2005.  We expect Moo Technologies to be unprofitable through at least 2005, and we expect to continue to fund Moo Technologies in a manner consistent with what we have done in the past.

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

In August 2003, the US Attorney’s Office informed us that it was conducting an investigation arising from allegations raised in a lawsuit against The Coca-Cola Company by a former Coca-Cola employee, Matthew Whitley, and requested certain information, which we supplied. In January 2004, we received written notice that the Securities and Exchange Commission had issued a formal order of investigation that appeared to concern matters which were the subject of the Investigation. We have fully cooperated, and intend to fully cooperate with any continuing investigation by the US Attorney’s Office or the Securities and Exchange Commission. See Note 12 to the “Notes to the Consolidated Financial Statements” for more information relating to these investigations. Although we are unable at this point to predict the scope or outcome of these investigations, it is possible that they could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these type of proceedings could adversely affect our business. We may incur further expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations which could, in turn, adversely affect our business, financial condition, operating results, and cash flow.

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

Our directors and executive officers beneficially own approximately 40% of the outstanding shares of our common stock. As a result, our directors and executive officers will have the ability to affect the vote of our shareholders on significant corporate actions requiring shareholder approval, including mergers, share exchanges and sales of all or substantially all of our assets. With such voting power, our directors and executive officers may also have the ability to delay or prevent a change in control of our company.

Our investment in Moo Technologies may not provide us with any investment return or could result in a total loss of the investment.

We own a 50% interest in Moo Technologies, a developmental stage limited liability company engaged in the commercialization of milk products.  Our net investment was $0.7 million at June 30, 2005, including $0.6 million that we invested in the first half of 2005.  Moo Technologies’ inability to generate material revenues and/or profits in the future could lead to the impairment of some or all of our investment and such investment could be permanently lost.

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

Item 4 – Controls and Procedures

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

Exhibits:  See Exhibit Index on Page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	LANCER CORPORATION
(Registrant)

August 12, 2005	By:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes
Chief Executive Officer

August 12, 2005	By:	/s/ MARK L. FREITAS
Mark L. Freitas
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.