Form 10-Q
period 2005-09-30
LANCER CORP /TX/
filed 2005-11-14
CIK 768162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding as of November 1, 2005 was 9,509,028.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

LANCER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)

Current assets:
Cash	$5,870	$5,196
Receivables:
Trade accounts and notes	17,110	16,733
Other	1,353	801
	18,463	17,534
Less allowance for doubtful accounts	(303)	(420)

Net receivables	18,160	17,114

Inventories, net	28,666	24,495
Prepaid expenses	761	406
Deferred tax asset	824	824

Total current assets	54,281	48,035

Net property, plant and equipment	30,675	29,999
Investment in joint ventures	3,238	2,388
Goodwill	1,879	1,879
Intangibles and other assets, at cost, less accumulated amortization	3,583	3,186

	$93,656	$85,487

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)

Current liabilities:
Accounts payable	$7,853	$7,555
Current maturities of long-term debt	1,353	1,345
Deferred licensing and maintenance fees	271	451
Progress billings	153	—
Accrued expenses and other liabilities	7,816	8,029
Income taxes payable	688	286
Total current liabilities	18,134	17,666

Deferred tax liability	3,412	3,401
Long-term debt, excluding current maturities	13	132
Deferred licensing and maintenance fees	1,421	1,273

Total liabilities	22,980	22,472

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value:
50,000,000 shares authorized; 9,573,254 issued and 9,509,028 outstanding in 2005, and 9,522,054 issued and 9,457,828 outstanding in 2004	96	95

Additional paid-in capital	13,484	13,208

Accumulated other cumulative income (loss)	(100)	523

Deferred compensation	—	(18)

Retained earnings	57,556	49,567

Less common stock in treasury, at cost; 64,226 shares in 2005 and 2004	(360)	(360)

Total shareholders’ equity	70,676	63,015

	$93,656	$85,487

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net sales	$32,460	$31,264	$99,445	$92,467
Cost of sales	21,535	22,368	66,840	64,772
Gross profit	10,925	8,896	32,605	27,695

Selling, general and administrative expenses	7,351	6,940	21,550	22,332

Other operating expense (income)	57	339	(119)	12
Operating income	3,517	1,617	11,174	5,351

Other income (expense):
Interest expense	(31)	(204)	(91)	(457)
Income from joint ventures	305	571	964	824
Settlement of development project	—	7,000	—	7,000
Other income (expense), net	(57)	(93)	188	(102)
	217	7,274	1,061	7,265
Income before income taxes	3,734	8,891	12,235	12,616

Income tax expense (benefit):
Current	1,018	3,189	4,232	4,747
Deferred	297	(124)	11	(323)
	1,315	3,065	4,243	4,424

Net income	$2,419	$5,826	$7,992	$8,192

Common Shares Outstanding:
Basic	9,504,473	9,380,558	9,486,463	9,371,993
Diluted	9,729,404	9,506,649	9,695,813	9,480,633

Earnings Per Share:
Basic earnings	$0.25	$0.62	$0.84	$0.87
Diluted earnings	$0.25	$0.61	$0.82	$0.86

See accompanying notes to consolidated financial statements.

LANCER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flow from operating activities:
Net income	$7,992	$8,192
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,725	3,609
Deferred licensing and maintenance fees	150	(488)
Deferred revenue	162	—
Inventory and receivable reserves	(265)	(829)
Deferred income taxes	(1)	829
Gain on sale and disposal of assets	(119)	(622)
Loss on impairment of assets	—	405
Income from joint ventures	(964)	(824)
Stock-based compensation expense	18	52
Changes in assets and liabilities:
Receivables	(1,519)	(3,628)
Prepaid expenses	(361)	(352)
Income taxes receivable	(36)	225
Inventories	(4,047)	88
Accounts payable	470	1,382
Accrued expenses and other liabilities	(142)	1,908
Income taxes payable	470	2,694
Net cash provided by operating activities	4,533	12,641
Cash flow from (used in) investing activities:
Proceeds from sale of assets	764	525
Acquisition of property, plant and equipment	(4,435)	(1,488)
Investment in joint ventures	(804)	(210)
Distributions from joint ventures	917	315
Investment in intangibles assets	(263)	(195)
Net cash used in investing activities	(3,821)	(1,053)
Cash flow from (used in) financing activities:
Borrowings under line of credit	—	4,300
Repayments under line of credit	—	(5,300)
Retirement of long-term debt	(111)	(1,153)
Net proceeds from exercise of stock options	276	207
Net cash provided by financing activities	165	(1,946)
Effect of exchange rate changes on cash	(203)	(293)
Net increase in cash	674	9,349
Cash at beginning of period	5,196	1,129
Cash at end of period	$5,870	$10,478

Supplemental cash flow informaton:
Cash paid for interest	$57	$402
Cash paid for income taxes	2,739	—

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year’s presentation. We have revised our previously reported results of operations for the three and nine months ended September 30, 2004 to reclassify one item from non-operating to operating expense.  This item consists of a $110,000 loss on the sale and disposal of assets for the three months ended September 30, 2004 and a $215,000 gain on the sale and disposal of assets for the nine months ended September 30, 2004.  Previously, this item was presented as non-operating expenses in “Other Income (Expense)”.  As noted in the following reconciliation, the reclassification increased the amount of our previously reported operating income for the nine months ended September 30, 2004, but did not affect our previously reported net earnings, earnings per share, financial position, or cash flows.

	Three Months	Nine Months
	September 30,	September 30,
(Amounts in 000s)	2004	2004

Operating income as previously reported	$1,728	$5,135
Gain on sale and disposal of assets	(111)	216
Operating income after reclassifications	$1,617	$5,351

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

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on our results of operations or financial position of FSP FAS 109-1 lowered our effective tax rate in the first nine months of 2005 to 34.4%, compared to 36.4% in the first nine months of 2004.

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

3.   Supplemental Balance Sheet and Income Statement Information.

Balance Sheet Information:

Inventory:  We state inventories at the lower of cost (on a first-in, first-out basis for finished goods and work in process, and an average cost basis for raw materials and supplies) or market.  Our inventory components consist of the following items (amounts in thousands):

	September 30,	December 31,
	2005	2004
Finished goods	$13,536	$11,143
Work in process	6,460	5,593
Raw material and supplies	8,670	7,759
	$28,666	$24,495

Property, Plant and Equipment:  Our net property, plant and equipment consist of the following items (amounts in thousands):

	September 30,	December 31,
	2005	2004

Land	$1,082	$1,082
Buildings	22,090	22,056
Machinery and equipment	17,024	19,633
Tools and dies	10,230	10,775
Leaseholds, office equipment and vehicles	8,771	8,542
Assets in progress	3,620	1,365
Assets available for sale	—	780
	62,817	64,233
Less accumulated depreciation	(32,142)	(34,234)
Net property, plant and equipment	$30,675	$29,999

Intangibles and Other Assets:  Our net intangibles and other assets consist of the following items (amounts in thousands):

	September 30,	December 31,
	2005	2004

Patents	$4,380	$3,848
Accumulated amortization of patents	(918)	(774)
Net intangibles	3,462	3,074
Deposits	121	112
Net intangibles and other assets	$3,583	$3,186

Accrued Expenses and Other Liabilities:  Our accrued expenses consist of the following items (amounts in thousands):

	September 30,	December 31,
	2005	2004

Payroll and related expenses	$4,036	$4,159
Commissions	612	328
Health and workers’ compensation	193	303
Property taxes	412	226
Interest	210	189
Warranty	839	1,257
Other taxes	562	505
Other accrued expenses	952	1,062
	$7,816	$8,029

Income Statement Information.

Other Operating Income:  Our other operating income consists of the following items (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(Gain) loss on sale and disposal of assets	$57	$110	$(119)	$(217)
Impairment of Patents	0	229	0	229
	$57	$339	$(119)	$12

Other Income (Expense):  Our other income (expenses) consist of the following items (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Interest income	$38	$2	$100	$10
Bank charges	(44)	(212)	(127)	(294)
Royalties income - net	3	26	42	110
Exchange gains (losses)	(69)	40	(13)	4
Gain from sale of non operating asset	—	—	72	—
Extinguishment of guarantee of joint venture debt	—	—	34	—
Miscellaneous	15	51	80	68
Total	$(57)	$(93)	$188	$(102)

4.   Earnings Per Share.

Basic earnings per share is calculated using the weighted average number of common shares outstanding and diluted earnings per share is calculated assuming the issuance of common shares for all potential dilutive common shares outstanding during the reporting period.  The dilutive effect of stock options approximated 224,930 and 126,090 shares for the three months ended September 30, 2005 and 2004, respectively.  The dilutive effect of stock options approximated 209,351 and 108,640 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2005		2004		2005	2004
Net earnings - as reported	$2,419		$5,826		$7,992	$8,193
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	—		8		12	35
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(107)		(18)		(461)	(65)
Net earnings - pro forma	$2,312		$5,816		$7,543	$8,163
Net earnings per basic share-as reported	$0.25		$0.62		$0.84	$0.87
Net earnings per basic share-pro forma	$0.24		$0.62		$0.80	$0.87

Net earnings per diluted share-as reported	$0.25		$0.61		$0.82	$0.86
Net earnings per diluted share-pro forma	$0.24		$0.61		$0.78	$0.86

Weighted-average fair value of options, granted during the period	$—	(1)	$—	(1)	$8.33	$—	(1)

The fair value of each option granted in the three and nine months ended September 30, 2005 and 2004, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2005		2004		2005	2004

Expected life (years)	—	(1)	—	(1)	7	—	(1)
Interest rate	—	(1)	—	(1)	4.0%	—	(1)
Volatility	—	(1)	—	(1)	48.0%	—	(1)
Dividend yield	None		None		None	None

(1)  No options were granted during the three months ended September 30, 2005.  No options were granted during the three and nine months ended September 30, 2004.

6.   Other Comprehensive Income.

The line item, “Accumulated other comprehensive income” on the accompanying consolidated balance sheets includes foreign currency gains and unrealized gain (loss) on investment.

The following are the components of comprehensive income (amounts in thousands):

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
Balance at December 31, 2003	$—	$6	$6
Current period change	523	(6)	517
Balance at December 31, 2004	$523	$—	$523
Current period change	(623)	—	(623)
Balance at September 30, 2005	$(100)	$—	$(100)

Disclosure of related tax effects allocated to each component of Accumulated Other Comprehensive Income

	Before-tax amount	Tax (expense) benefit	Net of tax amount
2004
Cumulative translation adjustments	$523	$—	$523
Reclassifiaction adjustment for realized loss	(6)	—	(6)
Total Other Comprehensive income	$517	$—	$517

2005
Cumulative translation adjustments	$(623)	$—	$(623)
Total Other Comprehensive income	$(623)	$—	$(623)

7. Investment in Joint Ventures.

At September 30, 2005 our long-term investments consisted of the following:

	September 30,	December 31,
	2005	2004

Investment in Lancer FBD Partnership Ltd.	$2,449	$2,046
Investment in Moo Technologies, LLC	789	342
Total long-term investments	$3,238	$2,388

Our 50% share of net earnings from both joint ventures, after elimination of profit in ending inventory, is included in other income.

We own 50% of Lancer FBD Partnership, Ltd., a manufacturer of frozen beverage equipment.  Lancer FBD pays us a commission on sales of Lancer FBD products that we generate through our sales force.  Lancer FBD paid us sales commissions of $0.2 million and $0.1 million for the three-month periods ended September 30, 2005 and 2004, and

$0.4 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively.  Our portion of Lancer FBD’s income was $0.5 million and $0.6 million for the three months ended September 30, 2005 and 2004, and $1.3 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively.  Lancer FBD’s purchases from us were $0.4 million for both of the three months ended September 30, 2005 and 2004, and $1.0 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively.  Lancer FBD had a balance due to us of $0.3 million on September 30, 2005, and $0.2 million on December 31, 2004.

We own 50% of Moo Technologies, LLC, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products. Our portion of Moo Technology’s loss was $0.2 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.  We have invested $1.6 million in Moo Technologies since its inception, including $0.8 million during the first nine months of 2005, bringing our investment net of losses in the company to $0.8 million as of September 30, 2005.  We expect Moo Technologies to continue to incur losses through at least 2005, and we expect to continue to fund Moo Technologies in a manner consistent with our past funding practices.

8.   Segment and Geographic Information.

We are engaged in the manufacture and distribution of beverage dispensing equipment and related parts and components.  We manage our business by geographic region and have four main geographical region segments.  Sales are attributed to a region based on the ordering location of the customer.

	North	Latin	Asia/
(amounts in thousands)	America	America	Pacific	Europe	Corporate	Total

Three months ended September 30, 2005
Total revenues	$20,618	$1,989	$6,926	$2,927	$—	$32,460
Depreciation and amortization	721	55	105	10	—	891
Operating income (loss)	6,025	317	676	190	(3,691)	3,517
Long-lived assets	28,592	3,369	1,910	163	—	34,034
Goodwill, net	—	—	1,879	—	—	1,879
Capital expenditures	1,113	—	324	2	—	1,439

Three months ended September 30, 2004
Total revenues	$20,337	$1,582	$6,970	$2,375	$—	$31,264
Depreciation and amortization	1,085	43	99	11	—	1,238
Operating income (loss)	4,139	167	782	221	(3,692)	1,617
Long-lived assets	27,215	3,968	1,657	155	—	32,995
Goodwill, net	—	50	1,879	—	—	1,929
Capital expenditures	256	9	62	38	—	365

Nine months ended September 30, 2005
Total revenues	$63,915	$6,040	$19,257	$10,233	$—	$99,445
Depreciation and amortization	2,206	166	322	31	—	2,725
Operating income (loss)	18,107	1,183	1,250	1,314	(10,680)	11,174
Long-lived assets	28,592	3,369	1,910	163	—	34,034
Goodwill, net	—	—	1,879	—	—	1,879
Capital expenditures	3,803	—	579	53	—	4,435

Nine months ended September 30, 2004
Total revenues	$59,291	$4,057	$19,793	$9,326	$—	$92,467
Depreciation and amortization	3,114	158	306	31	—	3,609
Operating income (loss)	13,734	(6)	1,921	1,257	(11,555)	5,351
Long-lived assets	27,215	3,968	1,657	155	—	32,995
Goodwill, net	—	50	1,879	—	—	1,929
Capital expenditures	967	215	260	46	—	1,488

All intercompany revenues are eliminated in computing revenues and operating income.  Corporate administration and engineering expenses are included in a Corporate segment rather than allocated among our geographic region segments.

9.              Product Warranties.

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time from the date of sale.  As of September 30, 2005 and December 31, 2004, we had accrued $0.8 million and $1.3 million, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on actual warranty claims as well as current information on repair costs.  Warranty claims expense was $0.05 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively.  Warranty claims expense was $0.3 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

The following chart sets forth our product warranty costs for the periods ending September 30, 2005 and 2004

(amounts in thousands):	2005	2004

Accrued product warranty costs as of January 1	$1,257	$586
Liabilities accrued for warranties issued during the period	(70)	654
Warranty claims paid during the period	(348)	(246)
Accrued product warranty costs as of September 30	$839	$994

10.  Other Guaranties.

During 2003, Lancer FBD obtained a $1.5 million revolving credit facility from a bank.  We entered into a Continuing Guarantee Agreement with the lender pursuant to which we guaranteed the repayment of the partnership’s debt, which expired annually.  In accordance with FASB Interpretation No. 45, we recorded a liability of $22,500, which represents the estimated value of the guaranty.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Guaranties”.  The Lancer FBD credit facility, by its terms, expired during the first quarter of 2005 and was not renewed, and the lender released us from our guaranty of the Lancer FBD credit facility.  We reversed the liability associated with the guaranty, resulting in income of $22,500 during the first quarter of 2005.

On March 5, 2003, Moo Technologies obtained a $0.75 million revolving credit facility from a bank.  We entered into a Commercial Guarantee with the lender pursuant to which we guaranteed the repayment of the Moo Technologies debt.  We recorded a liability of $11,250 in 2003, which represents the estimated value of the guaranty.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Guaranties”.  During the first quarter of 2005, Moo Technologies repaid all amounts due under its revolving credit facility and terminated the facility, and the lender released us from our guaranty of the facility.  We reversed the liability associated with the guaranty, resulting in income of $11,250 during the first quarter of 2005.

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

On April 18, 2005, The Coca-Cola Company announced that the Justice Department had closed its investigation of allegations raised in the Matthew Whitley lawsuit and that they had reached a settlement with the Securities and Exchange Commission regarding their investigation relating to certain allegations set forth in the Matthew Whitley lawsuit. The settlement between The Coca-Cola Company and the Securities and Exchange Commission, as described in the Security and Exchange Commission’s Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, In the Matter of The Coca-Cola Company, dated April 18, 2005, did not relate to the business dealings between Lancer and The Coca-Cola Company or any of the allegations from the Matthew Whitley lawsuit that involved Lancer. Therefore, in August 2005, we made a direct inquiry into the status of the investigations and were informally advised by both the Securities and Exchange Commission and the US Attorney’s Office that the investigations into Lancer had concluded.

12.       Subsequent Event – Merger Agreement

We entered into an Agreement and Plan of Merger, dated as of October 18, 2005, with Hoshizaki America, Inc.  The Agreement and Plan of Merger contemplates that a designee of Hoshizaki to be formed as a corporation under the laws of the State of Texas will be merged with and into Lancer, and each outstanding share of Lancer common stock will be converted in the merger into the right to receive $22.00 per share in cash, without interest.  Our board of directors approved the Agreement and Plan of Merger after receiving a fairness opinion that the transaction is fair to our stockholders from a financial point of view.

We have made customary representations and warranties and covenants in the Agreement and Plan of Merger, including among others (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions, and (ii) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, for our board of directors to recommend that our stockholders adopt the Agreement and Plan of Merger and thereby approve the merger.  The operating covenants in the Agreement and Plan of Merger also provide, among other things and subject to certain exceptions, that without Hoshizaki’s prior consent (i) we may not declare or pay any dividends and (ii) we may not enter into a material contract except in the ordinary course of business.

Consummation of the merger is subject to various customary conditions, including adoption of the Agreement and Plan of Merger by our stockholders, the absence of certain legal impediments to consummation of the merger or any material adverse change in our business, no more than 5% of our stockholders shall have perfected appraisal rights and the receipt of certain regulatory approvals.  Proceeds from existing Hoshizaki credit lines, together with available cash of Hoshizaki, will be sufficient for Hoshizaki to pay the aggregate merger consideration and all related fees and expenses.  The closing of the merger is not conditioned on the receipt of any debt financing by Hoshizaki.

The Agreement and Plan of Merger contains certain termination rights and provides that, upon the termination of the Agreement and Plan of Merger under specified circumstances, we may be required to pay Hoshizaki a termination fee equal to $6,600,000.  In addition, in the event the Agreement and Plan of Merger is terminated because either (i) our stockholders fail to adopt the Agreement and Plan of Merger at the stockholders meeting called for that purpose or (ii) our representations and warranties when considered in their entirety are materially inaccurate as of the date made or as of the closing date, except for any representations and warranties made as of a specific date, we are required to reimburse Hoshizaki for expenses incurred in connection with the Agreement and Plan of Merger.

In connection with the execution of the Agreement and Plan of Merger, members of our board of directors holding approximately 38% of our outstanding common shares, in their capacities as stockholders, entered into the Voting and Support Agreement, dated as of October 18, 2005, with Hoshizaki pursuant to which, among other things, such stockholders agreed to vote in favor of the merger, subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties.  The Voting and Support Agreement will terminate upon the earliest of (i) the termination of the Agreement and Plan of Merger or (ii) the effective time of the merger.

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

•                  losses from litigation;

•                  satisfaction or waiver of all conditions to consummate the Agreement and plan of Merger with Hoshizaki America, Inc.; and

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

Events

On October 18, 2005, we entered into a definitive Agreement and Plan of Merger with Hoshizaki America, Inc.  Under the terms of the Agreement and Plan of Merger, Hoshizaki will acquire all of our outstanding capital stock for $22.00 per share in cash, without interest.  See “Note 12 – Subsequent Event – Merger Agreement” in the Notes to Consolidated Financial Statements.  For a complete copy of the Agreement and Plan of Merger, see Exhibit 99.1 to our Current Report on Form 8-K, dated October 19, 2005.

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

Reserve for Slow Moving and Obsolete Inventory

We provide for slow moving inventory based on an analysis of the aging and utility of the inventory. Obsolete inventory is 100% reserved at the time the product is deemed obsolete due to technological advances and discontinuation of products. In addition, management’s evaluation of the specific items also influences the reserve.  We believe that the reserve as of September 30, 2005 is adequate to provide for expected losses.

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

We are self-insured for all workers’ compensation claims submitted by Texas employees for on-the-job injuries. The estimate of the accrual necessary for claims is based on our estimate of claims incurred as of September 30, 2005. In addition to detail lag reports provided by the insurance administrator, we use an injury report to determine an appropriate reserve balance. We have provided for both reported costs and incurred but not reported costs of workers’ compensation coverage in the consolidated financial statements.  In an effort to provide for catastrophic events, we carry an excess indemnity policy for workers’ compensation claims.  All claims paid under the policy are subject to an annual deductible of $500,000 per claim to be paid by us.  Based upon our past experience, management believes that we have adequately provided for potential losses.  However, multiple occurrences of serious injuries to our employees could have a material adverse effect on our financial position or our results of operations.

Classification of Costs

Cost of sales generally includes costs relating to the procurement, manufacture, and handling of inventory to the point of sale.  Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distributing product to our customers, internal or external. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales. We include compensation, warehousing expenses, office expenses, and other costs relating to maintaining our distribution subsidiaries in selling, general and administrative expenses.  These expenses from distributor subsidiaries included in selling, general and administrative expenses were $1.3 million and $1.9 million in the three-month periods ended September 30, 2005 and 2004, respectively and $3.8 million and $4.1 million in the nine month periods ended September 30, 2005 and 2004, respectively.  Corporate expenses relating to product development, accounting, human resources, and information technology are included in selling, general and administrative expenses.

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

Segments.  We manage our business by geographic region, and have four main geographical region segments:  North America, Latin America, Asia/Pacific, and Europe. Corporate administrative and engineering expenses are included in the Corporate segment, rather than allocated among our geographic region segments.  Each of the geographic regions contains sales and distribution related operations.  Additionally, the North America and Asia/Pacific regions include manufacturing operations.  (We consider our maquiladora in Piedras Negras, Mexico to be part of our North America operations, although our sales and distribution related operations in Mexico are included in our Latin America region.)  A large portion of the costs associated with the manufacturing operations are fixed, making gross margin in North America and Asia/Pacific sensitive to changes in sales volume.  Because most costs in our other regions are variable, gross margin in those regions is not as sensitive to changes in sales volume. Most of our sales and manufacturing activity occurs in the North America region.  Additionally, our corporate headquarters are physically located in North America, though corporate expenses are included in the Corporate segment.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

Revenues.

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Quarter Ended September 30,		Third Quarter
	2005	2004	2005 vs 2004
North America region	$20,618	$20,337	1%
Latin America region	1,989	1,582	26%
Asia/Pacific region	6,926	6,970	-1%
Europe region	2,927	2,375	23%
	$32,460	$31,264	4%

Net sales for the three months ended September 30, 2005 were $32.5 million, up 4% from $31.3 million in the same period of 2004.  Currency exchange rate fluctuations had a positive impact of 1% on third quarter sales in 2005.  Quarterly sales rose 26% in the Latin America region, primarily because of increased purchases by our customers in Mexico.  Sales declined 1% in the Asia/Pacific region, despite the positive effect of 6% from exchange rate fluctuations.  The 2004 results in the Asia/Pacific region included a large, non-recurring sale to a single customer.  Sales increased 23% in the Europe region.  Approximately half of the increase came from improved sales at our subsidiary in the United Kingdom, while the remainder was attributable to stronger sales of fountain equipment in other parts of the region.

Gross Margin.

(Amounts in thousands)

	Quarter Ended September 30,
	2005	2004
North America region	36.2%	27.4%
Latin America region	27.6%	27.6%
Asia/Pacific region	29.9%	30.2%
Europe region	29.0%	32.9%
	33.7%	28.5%

Gross margin was 33.7% in the third quarter of 2005, compared to 28.5% in the third quarter of 2004.  Margin improved in the North America region, where higher factory output to support increased sales levels aided gross margin.  Higher manufacturing volume tends to have a positive impact on gross margin because a significant portion of our manufacturing costs is fixed.  In the Europe region, gross margin declined to 29.0% in the third quarter of 2005 from 32.9% in the same period of 2004, due primarily to lower margins associated with the mix of products sold in the region in 2005.

Operating Expenses.

Selling, General and Administrative Expenses by Segment

(Amounts in thousands)

	Quarter Ended September 30,
	2005	2004
North America region	$1,390	$1,348
Latin America region	229	266
Asia/Pacific region	1,382	1,302
Europe region	659	561
Corporate	3,691	3,463
	$7,351	$6,940

Selling, general and administrative expenses were $7.4 million in the third quarter of 2005, compared to $6.9 million in the same period of 2004.  Spending declined in the Latin America region due to a consolidation involving the closure of four sales offices and a reduction in employment.  Engineering and product development costs caused most of the $0.1 million spending increase in the Europe region.  In the Corporate segment, compliance costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were $0.3 million in the third quarter of 2005.  Although we are unable to predict with any certainty the exact cost of continuing compliance with the Sarbanes-Oxley Act, we currently expect to spend an additional $0.4 million during the remainder of 2005.

Other operating loss of $0.1 million in the third quarter of 2005 consisted primarily of loss on the disposal of assets.  In the third quarter last year, other operating loss of $0.3 million consisted of patent impairments of $0.2 million and loss on the disposal of assets of $0.1 million.

Non-Operating Income/Expenses.  The following information relates to certain of our non-operating income and expenses during the three-month periods ended September 30, 2005 and 2004:

•                  Income from joint ventures was $0.3 million in the third quarter of 2005, compared to $0.6 million in the same period of 2004.  The decline in the 2005 quarter reflects the lower profitability of Lancer FBD and increased losses from Moo Technologies.  Moo Technologies is a developmental stage limited liability company in which we own 50% of the outstanding equity.  Our portion of Moo Technologies’ net loss was $0.2 million in the third quarter of 2005, and $0.1 million in the same period of 2004.  We expect Moo Technologies to continue to incur losses for the remainder of 2005.

•                  During the third quarter of 2004, we recorded other income of $7.0 million from a settlement with The Coca-Cola Company relating to the termination of a project.

Net Earnings/Loss.  Net earnings were $2.4 million in the third quarter of 2005, compared to $5.8 million in the third quarter of 2004.  The $7.0 million settlement with The Coca-Cola Company had a significant positive impact on profitability in the third quarter of 2004.

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

Revenues.

Revenues by Geographic Segment

(Amounts in thousands)

			% Change
	Nine Months Ended September 30,		First Nine Months
	2005	2004	2005 vs 2004
North America region	$63,915	$59,291	8%
Latin America region	6,040	4,057	49%
Asia/Pacific region	19,257	19,793	-3%
Europe region	10,233	9,326	10%
	$99,445	$92,467	8%

Net sales for the nine months ended September 30, 2005 were $99.4 million, up 8% from $92.5 million in the same period of 2004.  Currency exchange rate fluctuations had a positive impact of 1% on sales in the 2005 period.  Sales rose 8% in the North America region, largely because of improved sales of recently developed products to chain account customers.  Sales rose 49% in the Latin America region. The improvement in Latin America was centered in Mexico, and included $0.4 million from the sale of equipment that we had previously rented to our customers.  Sales declined 3% in the Asia/Pacific region, despite the positive effect of 5% from exchange rate fluctuations.  The 2004 results in the Asia/Pacific region included a large, non-recurring sale to a single customer.  A 10% sales increase in the Europe region included the 3% positive impact from currency exchange rate fluctuations.  Additionally, sales at our subsidiary in the United Kingdom increased by $0.3 million in 2005.

Gross Margin.

Gross Margin by Geographic Segment

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
North America region	35.1%	30.0%
Latin America region	28.7%	26.5%
Asia/Pacific region	26.7%	29.3%
Europe region	32.0%	32.7%
	32.8%	30.0%

Gross margin was 32.8% in the first nine months of 2005, compared to 30.0% in the same period of 2004.  Much of the improvement came in the North America region, where higher factory output to support increased sales levels aided gross margin.  Higher manufacturing volume tends to have a positive impact on gross margin because a significant portion of our manufacturing costs is fixed.  Gross margin increased in the Latin America region due largely to margin associated with the sale of equipment that we had previously rented to our customers.  In the Asia/Pacific region, gross margin declined in the first nine months of 2005 because of lower factory output at our manufacturing facility in Australia, and $0.2 million of factory relocation expense.

Operating Expenses.

Selling, General and Administrative Expenses by Segment

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
North America region	$4,318	$4,292
Latin America region	547	1,077
Asia/Pacific region	3,792	3,843
Europe region	1,956	1,794
Corporate	10,937	11,326
	$21,550	$22,332

Selling, general and administrative expenses were $21.6 million in the first nine months of 2005, compared to $22.3 million in the same period of 2004.  Spending declined in the Latin America region due to a consolidation involving the closure of four sales offices and a reduction in employment.  Additionally, improved credit quality of our accounts receivable in the Latin America region allowed us to reverse $0.1 million of bad debt reserve in the first nine months of 2005, while we incurred $0.1 million of bad debt expense in the region in the 2004 period.  In the Corporate segment, compliance costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were $0.9 million in the nine months ended September 30, 2005.  Although we are unable to predict with any certainty the exact cost of continuing compliance with the Sarbanes-Oxley Act, we currently expect to spend an additional $0.4 million during the remainder of 2005.  During the first nine months of 2004, we incurred $2.3 million of audit-related expenses and costs associated with the investigations conducted by our Audit Committee, the Securities and Exchange Commission and the US Attorney’s Office.  We incurred $0.4 million of audit expense in the first nine months of 2005.  Also in the first nine months of 2005, we incurred $0.3 million of expense relating to our proposed merger plan.

Other operating income in the first nine months of 2005 consisted primarily of a $0.3 million gain on the sale of land and improvements located in Bee County, Texas.  See “Liquidity and Capital Resources – Cash Provided by Operations and Capital Expenditures” below.  This gain was partially offset by loss on the disposal of assets of approximately $0.1 million.  In the 2004 period, other operating income included a $0.4 million gain relating to insurance proceeds from a claim of damages from a fire that occurred in 2003.  The gain was offset by a patent impairment of $0.2 million and loss on the disposal of assets of $0.2 million.

Non-Operating Income/Expenses.  The following information relates to certain of our non-operating income and expenses during the nine-month periods ended September 30, 2005 and 2004:

•                  Income from joint ventures was $1.0 million in the first nine months of 2005, compared to $0.8 million in the same period of 2004.  The improvement in 2005 was driven by the profitability of Lancer FBD.  Moo Technologies is a developmental stage limited liability company in which we own 50% of the outstanding equity.  Our portion of Moo Technologies’ net loss was $0.4 million in the first nine months of 2005, and $0.2 million in the same period of 2004.  We expect Moo Technologies to continue to incur losses for the remainder of 2005.

•                  During the third quarter of 2004, we recorded other income of $7.0 million from a settlement with The Coca-Cola Company relating to the termination of a project.

Net Earnings/Loss.  Net earnings were $8.0 million in the first nine months of 2005, compared to $8.2 million in the same period of 2004.  The $7.0 million settlement with The Coca-Cola Company had a significant positive impact on profitability in the first nine months of 2004.

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

Cash Provided by Operations and Capital Expenditures.

Cash provided by operating activities was $4.5 million in the first nine months of 2005, down from $12.6 million in the same period of 2004.  During the 2005 period, inventory growth, lower accrued expenses, and higher tax payments caused most of the negative comparison to the prior year.  We made capital expenditures of $4.4 million and $1.5 million during the first nine months of 2005 and 2004, respectively.  Most of the capital spending in both periods was for production equipment and tooling.

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

Credit Facility.  As of September 30, 2005, there were no amounts outstanding under our $15.0 million revolving credit facility, and $15.0 million was available for borrowing.  Also as of September 30, 2005, we were in compliance with all of the covenants of the credit facility.

Disputed Debt.  We have a $1.196 million principal amount of disputed debt payable in relation to our discontinued Brazilian operations that was due on December 31, 2001.  We have recorded the balance of the disputed debt plus interest in the amount of $0.17 million accrued through September 30, 2005 in our financial statements. During the second quarter of 2003, the payee demanded payment of the debt, and we made a settlement offer. We have had no discussions with the payee since 2003. We may not be successful in negotiating a settlement of this disputed debt, in which case the total amount would remain due and payable.  If that were to occur, we would have to determine what other options are available to us, including litigation. If we determined that the debt should simply be paid at that time, we believe that we would likely have sufficient funding available, through our cash reserves and/or our available capacity under our credit facility, to pay the disputed debt.

At September 30, 2005 and December 31, 2004, long-term obligations consisted of the following:

	September 30,	December 31,
(amounts in thousands)	2005	2004

Credit facility	$—	$—
Disputed debt	1,196	1,196
Capital lease obligation	170	281
Total long-term obligations	1,366	1,477
Less: Current maturities	1,353	1,345
Long-term obligations, net	$13	$132

Off-Balance Sheet Arrangements

We own 50% of Lancer FBD, a manufacturer of frozen beverage dispensing equipment. We guaranteed repayment of Lancer FBD’s $1.5 million credit facility with a bank until the facility’s expiration on March 3, 2005.  After the expiration of the facility, the bank released our guarantee.  Accordingly, we reversed an accrual for the value of the guaranty, resulting in income of $22,500 during the first quarter of 2005.  Lancer’s portion of Lancer FBD’s net income in 2004 was $1.4 million, and its share of Lancer FBD’s net income in the nine months ended September 30, 2005 was $1.3 million.

We own 50% of Moo Technologies, a developmental stage limited liability company engaged in the commercialization of concentrated shelf-stable milk products.  Until recently, we guaranteed Moo Technologies’ $0.75 million revolving credit facility with a bank.  During the first quarter of 2005, Moo Technologies repaid all amounts outstanding under the revolving credit facility and terminated the facility, and the lender released us from our guaranty.  Our portion of Moo Technologies’ loss was $0.3 million in 2004, and $0.4 million during the first nine months of 2005.  We have invested $1.6 million in Moo Technologies since its inception, including $0.8 million during the first nine months of 2005, bringing our net investment in the company to $0.8 million as of September 30, 2005.  We expect Moo Technologies to be unprofitable through at least 2005, and we expect to continue to fund Moo Technologies in a manner consistent with what we have done in the past.

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

We own a 50% interest in Moo Technologies, a developmental stage limited liability company engaged in the commercialization of milk products.  Our net investment was $0.8 million at September 30, 2005, including $0.8 million that we invested in the first nine months of 2005.  Moo Technologies’ inability to generate material revenues and/or profits in the future could lead to the impairment of some or all of our investment and such investment could be permanently lost.

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

Provisions in our Certificate of Incorporation and Bylaws and Texas law could delay or discourage a takeover, which could adversely affect the price of our common stock.

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

Risks Relating to the Sale of Our Business

On October 19, 2005, our Board approved a definitive agreement to sell Lancer Corporation to Hoshizaki America, Inc.  Under the terms of the agreement, Hoshizaki America, Inc. will acquire all of our outstanding shares for $22.00 per share in cash, without interest, representing a transaction value of approximately $215.0 million.  Although we expect to complete this transaction sometime in February 2006, it is possible that we will not be able to consummate the merger in that timeframe or at all because the completion of the transaction is contingent upon regulatory review, approval by our stockholders, and other customary closing conditions.

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

On April 18, 2005, The Coca-Cola Company announced that the Justice Department had closed its investigation of allegations raised in the Matthew Whitley lawsuit and that they had reached a settlement with the Securities and Exchange Commission regarding their investigation relating to certain allegations set forth in the Matthew Whitley lawsuit. The settlement between The Coca-Cola Company and the Securities and Exchange Commission, as described in the Security and Exchange Commission’s Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, In the Matter of The Coca-Cola Company, dated April 18, 2005, did not relate to the business dealings between Lancer and The Coca-Cola Company or any of the allegations from the Matthew Whitley lawsuit that involved Lancer. Therefore, in August 2005, we made a direct inquiry into the status of the investigations and were informally advised by both the Securities and Exchange Commission and the US Attorney’s Office that the investigations into Lancer had concluded.

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

Date:	LANCER CORPORATION (Registrant)

November 14, 2005	By:	/s/ CHRISTOPHER D. HUGHES
Christopher D. Hughes Chief Executive Officer

November 14, 2005	By:	/s/ MARK L. FREITAS
Mark L. Freitas Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Lancer Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Lancer Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.